Form 10-Q
period 2022-06-30
Ivanhoe Electric Inc.
filed 2022-08-12
CIK 1879016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41436

Ivanhoe Electric Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0633823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
606 – 999 Canada Place Vancouver, BC Canada	V6C 3E1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 689-8765

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IE	NYSE American, Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2022, the registrant had 92,887,918 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q

For the Quarter Ended June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated Balance Sheets (Unaudited)

(In thousands of U.S. dollars)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$223,833	$49,850
Accounts receivable	1,139	1,385
Inventory	6,344	5,878
Prepaid expenses, deposits and other	8,079	1,152
	239,395	58,265
Non-current assets:
Investments subject to significant influence	6,837	7,701
Other investments	1,605	1,802
Exploration mineral interests	82,269	73,039
Property, plant and equipment	3,443	2,523
Intangible assets	2,788	4,340
Other non-current assets	4,657	5,861
Total assets	$340,994	$153,531

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$20,503	$10,195
Deferred consideration payable	—	26,562
Lease liabilities, current	405	342
Contract liability	3,275	3,484
	24,183	40,583
Non-current liabilities:
Deferred income taxes	4,952	5,382
Convertible debt	24,879	78,832
Lease liabilities, net of current portion	751	55
Other non-current liabilities	371	865
Total liabilities	55,136	125,717

Commitments and contingencies (Note 15)

Equity:
Preferred stock, par value $0.0001; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 700,000,000 shares authorized; 92.9 million shares issued and outstanding as of June 30, 2022 (December 31, 2021 - 63.9 million)	9	6
Additional paid-in capital	406,851	75,743
Accumulated deficit	(122,132)	(52,314)
Accumulated other comprehensive income	(1,567)	(1,502)
Equity attributable to common stockholders	283,161	21,933
Non-controlling interests	2,697	5,881
Total equity	285,858	27,814
Total liabilities and equity	$340,994	$153,531

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated and Combined Carve-out Statements of Loss and Comprehensive Loss (Unaudited)

(In thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$229	$1,495	$6,991	$3,054
Cost of sales	(115)	(324)	(167)	(641)
Gross profit	114	1,171	6,824	2,413

Operating expenses:
Exploration expenses	23,863	8,348	41,186	14,609
General and administrative expenses	4,659	3,425	9,885	6,220
Research and development expenses	1,257	756	2,588	1,712
Selling and marketing expenses	21	22	57	45

Loss from operations	29,686	11,380	46,892	20,173

Other expenses (income):
Interest expense, net	523	26	1,035	115
Foreign exchange loss (gain)	242	22	431	(354)
Loss on revaluation of investments	6,102	1,475	1,443	258
Loss on revaluation of convertible debt	16,083	—	18,965	—
Share of loss of equity method investees	1,550	—	1,550	—
Other expenses, net	1,359	67	1,582	(422)

Loss before income taxes	55,545	12,970	71,898	19,770

Income taxes	(70)	52	1,251	(184)

Net loss	55,475	13,022	73,149	19,586
Less loss attributable to non-controlling interests	(1,109)	(2,286)	(3,331)	(4,197)
Net loss attributable to common stockholders or parent	54,366	10,736	69,818	15,389

Net loss	55,475	13,022	73,149	19,586
Other comprehensive income, net of tax:
Foreign currency translation adjustments	147	206	41	198
Other comprehensive income	147	206	41	198
Comprehensive loss	$55,622	$13,228	$73,190	$19,784

Comprehensive loss attributable to:
Common stockholders or parent	54,533	10,912	69,883	15,551
Non-controlling interests	1,089	$2,316	3,307	$4,233
	$55,622	$13,228	$73,190	$19,784

Net loss per share attributable to common stockholders
Basic and diluted	$0.85	$0.18	$1.09	$0.26
Weighted-average common shares outstanding
Basic and diluted	64,243,603	59,909,344	64,085,348	59,909,344

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated and Combined Carve-out Statements of Changes in Equity (Unaudited)

(In thousands of U.S. dollars, except share amounts)

Six months ended June 30, 2022 and 2021

						Accumulated
			Additional			other
	Common Stock		paid-in	Net parent	Accumulated	comprehensive	Non-controlling
	Shares	Amount	capital	investment	deficit	income(loss)	interest	Total
Balance at January 1, 2021	—	$—	$—	$43,520	$—	$(1,538)	$6,710	$48,692

Net loss	—	—	—	(4,653)	—	—	(1,911)	(6,564)
Other comprehensive income (loss)	—	—	—	—	—	13	(5)	8
Net transfer from parent	—	—	—	5,606	—	—	—	5,606
Other changes in non-controlling interests	—	—	—	—	—	—	398	398
Balance at March 31, 2021	—	—	—	44,473	—	(1,525)	5,192	48,140

Net loss	—	—	—	(2,353)	(8,383)	—	(2,286)	(13,022)
Other comprehensive loss	—	—	—	—	—	(175)	(31)	(206)
Net transfer from parent	—	—	—	23,534	—	—	—	23,534
Restructuring upon spin off (Note 1)	—	6	65,648	(65,654)	—	—	—	—
Share based compensation	—	—	236	—	—	—	80	316
Other changes in non-controlling interests	—	—	(28)	—	—	—	1,567	1,539
Balance at June 30, 2021	—	$6	$65,856	$—	$(8,383)	$(1,700)	$4,522	$60,301

Balance at January 1, 2022	63,925,334	$6	$75,743	$—	$(52,314)	$(1,502)	$5,881	$27,814

Net loss	—	—	—	—	(15,452)	—	(2,222)	(17,674)
Other comprehensive income	—	—	—	—	—	102	4	106
Share-based compensation	—	—	882	—	—	—	73	955
Balance at March 31, 2022	63,925,334	6	76,625	—	(67,766)	(1,400)	3,736	11,201

Net loss	—	—	—	—	(54,366)	—	(1,109)	(55,475)
Other comprehensive income (loss)	—	—	—	—	—	(167)	20	(147)
Issuance of common stock, net of issuance costs	14,388,000	2	158,200	—	—	—	—	158,202
Issuance of common stock upon conversion of debt	13,628,958	1	160,139	—	—	—	—	160,140
Issuance of common stock upon settlement of liability	945,626	—	11,111	—	—	—	—	11,111
Share-based compensation	—	—	784	—	—	—	54	838
Other changes in non-controlling interests	—	—	(8)	—	—	—	(4)	(12)
Balance at June 30, 2022	92,887,918	$9	$406,851	$—	$(122,132)	$(1,567)	$2,697	$285,858

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated and Combined Carve-out Statements of Cash Flows (Unaudited)

(In thousands of U.S. dollars)

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(73,149)	$(19,586)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	410	218
Amortization of intangible assets	1,506	1,435
Amortization of operating lease right-of-use-assets	372	328
Share-based compensation	1,793	1,103
Unrealized foreign exchange (gain) loss	392	(225)
Interest expense	1,022	130
Income taxes	1,251	(184)
Loss on revaluation of convertible debt	18,965	—
Loss on revaluation of investments	1,443	258
Share of loss of equity method investees	1,550	—
Other	1,566	(1,215)

Changes in other operating assets and liabilities:
Trade accounts receivable	247	(373)
Inventory	(466)	(659)
Operating lease liabilities	(430)	(375)
Accounts payable and accrued liabilities	(102)	2,092
Other operating assets and liabilities	(567)	170
Net cash used in operating activities	(44,197)	(16,883)

Investing activities
Purchase of mineral interests	(25,727)	(3,050)
Purchase of property, plant and equipment and intangible assets	(615)	(1,707)
Purchase of investments subject to significant influence	(1,962)	—
Other	(110)	(515)
Net cash used in investing activities	(28,414)	(5,272)

Financing activities
Net proceeds from issuance of common stock	160,576	—
Proceeds from convertible notes	86,200	—
Net transfer from parent	—	23,152
Proceeds from subsidiary financings	—	1,382
Other	(12)	—
Net cash provided by financing activities	246,764	24,534

Effect of foreign exchange rate changes on cash and cash equivalents	(170)	124
Increase in cash and cash equivalents	174,153	2,379
Cash and cash equivalents, beginning of the year	49,850	9,341
Cash and cash equivalents, end of the period	$223,833	$11,844

Supplemental cash flow information
Cash paid for income taxes	$438	$348

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock upon conversion of debt	$160,140	$—
Issuance of common stock upon settlement of liability	11,111	—
Settlement of loan from parent	—	5,886
Issuance of common stock in exchange for assets (Note 1)	—	65,654

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

1.Background and basis of preparation:

Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) was incorporated in the State of Delaware, USA, on July 14, 2020, as a wholly-owned subsidiary of High Power Exploration Inc. (“the Parent” or “HPX”). On April 30, 2021, HPX completed a restructuring whereby HPX contributed (i) all of the issued and outstanding shares of HPX’s subsidiaries, other than those holding direct or indirect interests in its Nimba Iron Ore Project (“Nimba Project”); (ii) certain property, plant and equipment; and (iii) certain financial assets (collectively the “Contributed Assets”) in exchange for common stock of Ivanhoe Electric. HPX then distributed 59,909,344 shares of common stock of Ivanhoe Electric to HPX stockholders by way of an in-kind dividend, with each HPX stockholder receiving one share of common stock of Ivanhoe Electric for each HPX share held by the stockholder.

On June 30, 2022, Ivanhoe Electric completed an initial public offering (“IPO”) of 14,388,000 shares of the Company’s common stock at a price of $11.75 per share, resulting in gross proceeds from the offering of $169.1 million. The Company’s shares were listed on the NYSE American and the Toronto Stock Exchange under the ticker symbol “IE”.

Ivanhoe Electric is a mineral project exploration and development company with a focus on identifying and developing mineral projects, and ultimately mines, associated with the metals necessary for electrification, in particular, copper, gold, silver, nickel, cobalt, vanadium and the platinum group metals.

While the Company’s current mineral projects are predominantly in the United States, it also holds significant ownership interests, and in some cases controlling financial interests, in other non-U.S. mineral projects, in proprietary mineral exploration technology and in minerals-based high technology.

The Company conducts the following business activities through certain subsidiaries:

●	Kaizen Discovery Inc. (“Kaizen”) holds the Pinaya copper-gold exploration project in Peru. Ivanhoe Electric had an ownership interest in Kaizen of 82.7% as at June 30, 2022 (December 31, 2021 — 82.7%).
●	Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 63.3% as at June 30, 2022 (December 31, 2021 — 63.3%).
●	VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at June 30, 2022 (December 31, 2021 — 90.0%).
●	Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modelling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at June 30, 2022 (December 31, 2021 — 94.3%).

As HPX continued to hold its interest in Ivanhoe Electric immediately following the transfer of the Contributed Assets, there was no resultant change of control in either Ivanhoe Electric or the Contributed Assets. As such, the acquisition by Ivanhoe Electric of the Contributed Assets has been accounted for at historical cost as a transaction between entities under common control.

Basis of preparation — Prior to the restructuring:

These condensed interim consolidated and combined carve-out financial statements have been prepared under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). These condensed interim consolidated and combined carve-out financial statements include results of the Company for periods prior to the restructuring on April 30, 2021. Up to the date of restructuring, these financial statements have been prepared on a combined basis and the Parent’s net investment in the Company’s operations is shown in lieu of stockholders’ equity. All intercompany balances and transactions have been eliminated in the condensed interim consolidated and combined carve-out financial statements.

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

Prior to the restructuring, the financing of operations was historically managed by the Parent. Net parent investment represents the Parent’s historical investment in the Company and includes accumulated net earnings or losses attributable to the Parent, intercompany balances that were capitalized at the time of the restructuring and direct capital contributions and expense allocations from the Parent to the Company. Assets contributed to Ivanhoe Electric at the time of restructuring have been recorded by the Company during the periods the assets were under the control of the Parent, except for certain loan receivables and advances that have not been allocated to the Company prior to the restructuring completion date (Note 12). A description of the costs allocated to the Company is included in Note 12.

Management believes the assumptions underlying the condensed interim consolidated and combined carve-out financial statements, including the assumptions regarding allocation of expenses, are systematic, rational and reasonable. Nevertheless, the condensed interim consolidated and combined carve-out financial statements may not include all of the actual expenses that would have been incurred by the Company on a stand-alone basis, and may not accurately reflect the Company’s historical financial position, results of operations and cash flows that would have been reported if the Company had been a stand-alone entity during the periods prior to the restructuring. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, cash management and financing obtained as a stand-alone company, or other factors.

Basis of preparation — Subsequent to the restructuring:

The Company’s financial statements for the periods subsequent to April 30, 2021 are consolidated financial statements based on the reported results of Ivanhoe Electric as a stand-alone company.

Reverse stock split:

In June 2022, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s outstanding common stock at a ratio of 3-for-1 (the “Reverse Stock Split”) effective as of June 16, 2022. The number of authorized shares and the par value of the common stock were not adjusted as a result of the Reverse Stock Split. For periods before June 16, 2022, all references to common stock, options to purchase common stock, per share data, and related information contained in the condensed interim consolidated and combined carve-out financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

The condensed consolidated and combined carve-out financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.

References to “$” refer to United States dollars and “Cdn$” to Canadian dollars.

2.Significant accounting policies:

The accompanying condensed interim consolidated and combined carve-out financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which management believes to be necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The condensed interim consolidated and combined carve-out financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated and combined carve-out financial statements for the year ended December 31, 2021.

The Company discloses in its consolidated and combined carve-out financial statements for the year ended December 31, 2021, those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Company’s consolidated and combined carve-out financial statements for the year ended December 31, 2021.

The Company adopted ASU 2019-12 effective January 1, 2022. The new guidance which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740 and clarifies certain aspects of the current guidance to promote consistency

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

among reporting entities. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed interim consolidated and combined carve-out financial statements.

In August 2020, the FASB issued ASU 2020-06 Debt — Debt with Conversion and Other Options (Topic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Topic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with both liability and equity characteristics. Non-public entities and emerging growth companies applying extended transition periods for new or revised accounting standards are required to adopt the update effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the expected impact on the financial statements.

3.Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from these estimates.

The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated and combined carve-out financial statements for the year ended December 31, 2021.

4.Cash and cash equivalents:

Of the total cash and cash equivalents at June 30, 2022 and December 31, 2021, $21.5 million and $28.5 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.

5.Investments subject to significant influence:

The Company’s principal investment subject to significant influence is Sama Resources Inc. (“Sama”). Others include the Company’s investments in Fjordland Exploration Inc. (“Fjordland”) and Sama Nickel Corporation (“SNC”).

	Carried at fair value		Equity method
	Sama	Fjordland	SNC	Total
Balance at January 1, 2022	5,719	1,325	657	7,701
Change in fair value	(481)	(769)	—	(1,250)
Investment during the period	—	—	1,962	1,962
Share of loss	—	—	(1,551)	(1,551)
Foreign currency translation	—	(13)	(12)	(25)
Balance at June 30, 2022	$5,238	$543	$1,056	$6,837

6.Exploration mineral interests:

	Santa Cruz	Tintic Project	San Matias	Pinaya Project	Mineral Royalty	Other	Total
Balance at December 31, 2021	$35,075	$19,588	$13,607	$2,511	$1,708	$550	$73,039
Acquisition costs	4,952	4,025	—	—	—	250	9,227
Foreign currency translation	—	—	—	3	—	—	3
Balance at June 30, 2022	$40,027	$23,613	$13,607	$2,514	$1,708	$800	$82,269

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

7.Deferred consideration payable:

Upon completion of the Company’s IPO on June 30, 2022, the deferred consideration payable was settled with Central Arizona Resources Ltd. (“CAR”). The Company paid CAR $15.0 million in cash and issued 945,626 shares of common stock to CAR in accordance with the original terms of the agreement.

8.Convertible debt:

	Series 1	Series 2	VRB
	Convertible	Convertible	Convertible
	Notes (Note a)	Notes (Note a)	bond (Note b)	Total

Balance at December 31, 2021	$54,975	$—	$23,857	$78,832
Issuance of Series 2 Convertible Notes	—	86,200	—	86,200
Interest expense	—	—	1,022	1,022
Fair value adjustments	8,709	10,256	—	18,965
Conversion to common stock	(63,684)	(96,456)	—	(160,140)
Balance at June 30, 2022	$—	$—	$24,879	$24,879
(a)	Ivanhoe Electric convertible notes

(i)   Series 1 Convertible Notes:

Between August 3, 2021 and November 17, 2021, the Company completed a financing which included the issuance of $50.0 million aggregate principal amount of unsecured convertible promissory notes (“Series 1 Convertible Notes”). Upon completion of the Company’s IPO on June 30, 2022, the Series 1 Convertible Notes, including accrued interest of $0.9 million, were automatically converted into 5,419,923 shares of common stock of the Company at a conversion price of $9.39 per share (Note 9).

(ii)  Series 2 Convertible Notes:

On April 5, 2022, the Company completed a financing in which it issued $86.2 million aggregate principal amount of unsecured convertible promissory notes (“Series 2 Convertible Notes”).

The Series 2 Convertible Notes were unsecured and bore interest at 3% per annum, in arrears and payable on the maturity date of July 31, 2023.

Upon completion of the Company’s IPO on June 30, 2022, the Series 2 Convertible Notes, including accrued interest of $0.6 million, were automatically converted into 8,209,035 shares of common stock of the Company at a conversion price of $10.58 per share being a 10% discount to the gross price per share at which common stock was sold in the IPO (Note 9).

The convertible notes along with their embedded features did not contain any equity components, and therefore were recognized as a liability on issuance. The Company elected to measure the convertible notes at fair value, with subsequent changes in fair value recorded in net loss.

(b)VRB Convertible bond:

On July 8, 2021, VRB issued a convertible bond for gross proceeds of $24.0 million. The bond has a five year term and interest accrues at a rate of 8% per annum.

The Company has accounted for the convertible bond as a debt instrument accounted at amortized cost.

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

The book value of the VRB convertible debt approximates fair value as VRB’s operations are early stage and there have been no significant changes to the business since the issuance date. The fair value determination is a level 3 assessment.

9.Equity:

Common stock transactions

(a)IPO:

On June 30, 2022, the Company completed an IPO of 14,388,000 shares of common stock which were issued at a price of $11.75 per share for gross proceeds of $169.1 million. Directly attributable issuance costs of $10.9 million incurred in conjunction with the IPO were recorded as a reduction in paid in capital.

(b)Debt conversions:

On June 30, 2022, $50.9 million of Series 1 Convertible Notes including accrued interest were automatically converted into 5,419,923 shares of common stock of the Company at a conversion price of $9.39 per share.

On June 30, 2022, $86.8 million of Series 2 Convertible Notes including accrued interest were automatically converted into 8,209,035 shares of common stock of the Company at a conversion price of $10.58 per share.

The stock issuance resulting from the Series 1 and Series 2 debt conversions was recorded at fair value based on the IPO price of $11.75 per share.

(c)Stock issuance to CAR:

On June 30, 2022, the Company issued 945,626 shares of common stock to CAR (Note 7). The stock issuance was recorded at fair value based on the IPO price of $11.75 per share.

10.Revenue:

The Company recognized revenue from the following sources:

	Three months ended		Six months ended
	June 30:		June 30:
Revenue type	2022	2021	2022	2021
Software licensing (Note a)	$9	$—	$6,711	$—
Data processing services	220	1,464	280	2,950
Renewable energy storage systems (Note b)	—	31	—	104
Total	$229	$1,495	$6,991	$3,054
(a)	On October 15, 2021, the Company entered into a software license agreement whereby the Company provided software that can be used by the licensee in perpetuity for a one-time fee of $6.5 million, which was received in January 2022 and at which time its performance obligation with respect to the license was met. As such, in accordance with the Company’s accounting policy for the sale of software licenses, the license fee revenue was recognized in 2022. Software licensing revenue includes associated services included in the software license agreement. This revenue is included in the data processing segment.
(b)	At June 30, 2022, the Company had a contract liability of $3.3 million (December 31, 2021 — $3.5 million) relating to the sale of renewable energy storage systems.

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

11.Exploration expense:

	Three months ended		Six months ended
	June 30:		June 30:
Project	2022	2021	2022	2021
Santa Cruz, USA	$14,763	$237	$24,561	$434
San Matias, Colombia	3,397	3,653	5,773	6,824
Pinaya, Peru	1,465	502	2,151	718
Perseverance, USA	166	44	1,659	98
Hog Heaven, USA	308	681	868	1,321
Tintic, USA	407	678	696	1,042
Yangayu, Papua New Guinea	333	—	651	—
Carolina, USA	316	—	514	—
Bitter Creek, USA	149	55	508	68
Lincoln, USA	326	—	339	—
Ivory Coast Project, Ivory Coast	5	1,443	26	1,930
Project generation and other	2,228	1,055	3,440	2,174
Total	$23,863	$8,348	$41,186	$14,609

12.Related party transactions:

Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.

The Parent

The nature of the Company’s related party relationship with the Parent is disclosed in Note 1.

Cost allocations

Prior to completing the restructuring described in Note 1, the Parent incurred corporate and technical costs attributable to the Company and the Nimba Project. Accordingly, the condensed interim consolidated and combined carve-out financial statements include costs allocations from the Parent, including executive oversight, occupancy, office overhead, accounting, tax, treasury, legal, information technology, human resources and mineral exploration. These allocations were made on the basis of direct usage. All such amounts were deemed incurred and settled by the Company in the period in which the costs were recorded and are included in net parent investment.

Allocated costs for the four months ended April 30, 2021 totaled $1.3 million and are solely from the period prior to the restructuring. The allocated costs are primarily included in general and administrative expenses and exploration expenses in the consolidated and combined statements of loss.

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

Other related parties

The following table summarizes transactions between the Company and significant related parties.

			Transactions for the		Transactions for the
			three months ended		six months ended
	Balance outstanding as at		June 30,		June 30,
	June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Total Expenses
Global Mining (Note a)	1,208	993	3,345	1,803	6,082	3,250
Ivanhoe Capital Aviation (Note b)	—	—	250	—	500	—
HPX (Note c)	—	—	—	487	—	487
Total	1,208	993	3,595	2,290	6,582	3,737
Advances
Global Mining (Note a)	1,833	1,855	—	—	—	—

	Transactions for the		Transactions for the six
	three months ended		months ended
	June 30,		June 30,
	2022	2021	2022	2021
Expense classification
General and administrative expenses	1,580	1,153	3,052	1,935
Exploration expenses	2,015	1,137	3,530	1,802
	3,595	2,290	6,582	3,737
(a)	Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Parent and the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at June 30, 2022 (December 31, 2021 — 7.1%).

Transactions incurred with Global Mining include cost allocations from the Parent totaling $645,000 from the period January 1, 2021 to April 30, 2021.

(b)	Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Chief Executive Officer and Chairman. ICA provides use of its aircraft to the Company.
(c)	HPX was the parent of the Company prior to the restructuring on April 30, 2021 (Note 1). After the restructuring there was reimbursement to HPX for certain costs paid by HPX on the Company’s behalf.

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

13.Fair value measurement:

The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	5,781	—	—	7,044	—	—
Other investments	1,605	—	—	1,802	—	—
Total financial assets	$7,386	$—	$—	$8,846	$—	$—
Financial liabilities:
Convertible notes	—	—	—	—	—	54,975
Deferred consideration payable	—	—	—	—	—	26,562
Total financial liabilities	$—	$—	$—	$—	$—	$81,537

The Ivanhoe Electric Series 1 and Series 2 Convertible Notes were converted into common stock of the Company on June 30, 2022 (Note 8(a)).

14.Segment reporting:

The Company’s Chief Executive Officer and Chairman is the Chief Operating Decision Maker (“CODM”) of the Company. The CODM evaluates how the Company allocates resources, assesses performance and makes strategic and operational decisions. Based upon such evaluation, the Company has determined that it has three reportable segments. The Company’s reportable segments are critical metals, data processing and energy storage.

Critical metals is focused on mineral project exploration and development with a focus on identifying and developing mineral projects, and ultimately mines, associated with the metals necessary for electrification.

The data processing segment provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries.

The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.

IVANHOE ELECTRIC INC.

Notes to the Condensed Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts in thousands of U.S. dollars, unless otherwise indicated)

Segment information for the periods presented is as follows:

	Three months ended June 30, 2022				Six months ended June 30, 2022
	Critical	Data	Energy		Critical	Data	Energy
	Metals	Processing	Storage	Total	Metals	Processing	Storage	Total
Revenue	$—	$229	$—	$229	$—	$6,991	$—	$6,991
Intersegment revenues	—	96	—	96	—	139	—	139
Loss (income) from operations	27,103	953	1,630	29,686	47,883	(4,596)	3,605	46,892
Segment Assets	309,574	7,259	24,161	340,994	309,574	7,259	24,161	340,994

	Three months ended June 30, 2021				Six months ended June 30, 2021
	Critical	Data	Energy		Critical	Data	Energy
	Metals	Processing	Storage	Total	Metals	Processing	Storage	Total
Revenue	$—	$1,464	$31	$1,495	$—	$2,950	$104	$3,054
Intersegment revenues	—	16	—	16	—	44	—	44
Loss (income) from operations	10,351	(101)	1,130	11,380	18,140	(282)	2,315	20,173
Segment Assets	59,522	9,245	9,256	78,023	59,522	9,245	9,256	78,023

15.Commitments and contingencies:

In the ordinary course of business, the Company may be involved in various legal proceedings and subject to claims that arise. Although the results of litigation and claims are inherently unpredictable and uncertain, the Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to it, are believed to, either individually or taken together, have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated and combined carve-out financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited consolidated and combined carve-out financial statements and the related notes for the fiscal year ended December 31, 2021 included in our final prospectus (the “Final Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2022 pursuant to Rule 424(b)(4)of the Securities Act of 1933, as amended (the “Securities Act”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, and our anticipated uses of the net proceeds from our initial public offering. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: our mineral projects are all at the exploration stage; we have no mineral reserves, other than at the San Matias project; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource calculations at the Santa Cruz Project are only estimates; the Santa Cruz 3D induced polarization and resistivity geophysical survey results are expected by September 2022; the first results of the IP survey at the Pinaya Project are expected in September 2022; actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against two of our subsidiaries; our business is subject to significant risk and hazards associated with mining operations; our failure to identify attractive acquisition candidates or joint ventures with strategic partners or our inability to successfully integrate acquired mineral properties or successfully manage joint ventures impacts our business; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; and our operations may be impacted by the COVID-19 pandemic, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy.

These factors should not be construed as exhaustive and should be read in conjunction with the risks described under the heading “Risk Factors” in our Final Prospectus. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in the Final Prospectus. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Overview

We are a United States domiciled minerals exploration and development company with a focus on developing mines from mineral deposits principally located in the United States in order to support American supply chain independence and to deliver the critical metals necessary for electrification of the economy. We believe the United States is significantly underexplored and will yield major new discoveries of these metals. Our mineral projects focus on copper, gold, silver, nickel, cobalt, vanadium and the platinum group metals.

“Our” mineral projects refers to our interests in such projects which may be a direct ownership interest in mineral titles (including through subsidiary entities), a right to acquire mineral titles through an earn-in or option agreement, or, in the case of our investments in publicly listed companies in Canada, through our ownership of the equity of those companies, that have an interest in such mineral projects.

Our two main mineral projects are located in the United States and are known as the Santa Cruz Copper Project (“Santa Cruz” or the “Santa Cruz Project”) in Arizona and the Tintic Copper-Gold Project (“Tintic” or the “Tintic Project”) in Utah. We have the option to acquire 100% of the mineral rights constituting the Santa Cruz and Tintic projects, although we currently own an 84.3% ownership interest in the mineral rights to the Tintic Project by acreage with the right to acquire the balance of the mineral rights.

Our other key mineral projects are the Hog Heaven Project, located in Montana (the “Hog Heaven Project”), and the Ivory Coast Project, which is owned directly by a subsidiary of Sama Resources Inc. (“Sama”), although we have a direct interest in Sama’s subsidiary as well.

We also have investments in publicly traded companies in Canada, and through our ownership of equity in those companies, we have an indirect interest in mineral projects in United States, Canada, Colombia, Ivory Coast and Peru.

In addition to our mineral projects, we also own controlling interests in two technology companies: VRB Energy Inc. (“VRB”) and Computational Geosciences Inc. (“CGI”). As of June 30, 2022, we owned 90.0% of the outstanding shares of VRB. VRB and its subsidiary companies are primarily engaged in the design, manufacture, installation, and operation of energy storage systems. As of June 30, 2022, we owned 94.3% of CGI’s outstanding shares. CGI has developed technology that consists of sophisticated codes to process geophysical data and build 3D subsurface images that could indicate the presence of various natural resources, including metallic minerals and water. CGI offers mineral prospectivity and drill target identification services, data analytic tools and optimization of operational processes. CGI provides fee-for-service and licensing agreements for one-off technology applications to customers in the area of critical minerals, energy and water exploration.

Initial Public Offering

On June 30, 2022, we completed an initial public offering (“IPO”) of 14,388,000 shares of our common stock at a price of $11.75 per share, resulting in gross proceeds from the offering of $169.1 million. The Company’s shares were listed on the NYSE American and the Toronto Stock Exchange under the ticker symbol “IE”.

Reverse Stock Split

On June 16, 2022, we effected a reverse stock split of our outstanding common stock at a ratio of 3-for-1 (the “Reverse Stock Split”). The number of authorized shares and the par value of the common stock were not adjusted as a result of the Reverse Stock Split. In this Quarterly Report, all references to common stock, options to purchase common stock, per share data and related information have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Impact of the COVID-19 Pandemic

The COVID-19 global pandemic has caused governments worldwide to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, business shutdowns, and other measures. The COVID-19 pandemic has negatively affected the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly affected global supply chains, all of which have and are expected to continue to affect our future exploration activities and business. To the extent the COVID-19 pandemic adversely affects our business prospects, financial condition, and results of operation, it may also have the effect of exacerbating many of the other risks described under the heading “Risk Factors” in our Final Prospectus.

Segments

We account for our business in three business segments – (i) critical metals; (ii) data processing services and (iii) energy storage systems.

Significant Components of Results of Operations

Revenue, Cost of Sales and Gross Profit

We generate revenue from our technology businesses CGI and VRB, which are included in the data processing and energy storage systems business segments, respectively. We have not generated any revenue from our mining projects because they are in the exploration stage. We do not expect to generate any revenue from our mining projects for the foreseeable future.

Exploration Expenses

Exploration expenses include topographical, geological, geochemical and geophysical studies, exploratory drilling, trenching, sampling and activities in relation to identifying a mineral resource and then evaluating the technical feasibility and commercial viability of extracting the mineral resource, as well as value-added taxes in relation to these direct exploration and evaluation costs incurred in foreign jurisdictions where recoverability of those taxes is uncertain. Exploration expenses also include salaries, benefits and stock compensation expenses of the employees performing these activities.

Exploration expenses also include payments under earn-in and option agreements where the option right is with respect to entities owning the underlying mineral project in the exploration phase. Through our earn-in and option agreements, we have the right (and in some cases, the obligation) to fund and conduct exploration on the underlying mineral project prior to determining whether to acquire a minority or majority ownership interest through further funding the costs of such exploration and, in some cases, through direct payments to the owners of the project. In the event we cease expenditure on an exploration mineral project or fail to incur the agreed level of exploration expenditures, we will not obtain an ownership right beyond any which may have been acquired as of the date of termination.

General and Administrative Expenses

Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses are expected to increase significantly now that we have commenced operating as a public company. We expect higher costs related to salaries, benefits, stock compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other shareholder-related fees, directors’ and officers’ and other insurance costs and other administrative costs.

Research and Development Expenses

Each expenditure on research and development activities is recognized as an expense in the period in which it is incurred. Since 2018, the majority of our research and development expenses came from CGI’s data processing business, which includes amortization expenses related to its artificial intelligence intellectual property, which it acquired in 2018. VRB also conducts research and development activities to continue to advance its energy storage system technology. We expect research and development expenses to increase as our technology-based businesses continue to grow.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

For the three months ended June 30, 2022, we recorded a net loss attributable to common stockholders of $54.4 million ($0.85 per share), compared to $10.7 million ($0.18 per share) for the three months ended June 30, 2021, which was an increase of $43.6 million. Significant contributors to this increase in the three months ended June 30, 2022 were a $15.5 million increase in exploration expenditures, a $16.1 million increase in non-cash loss on revaluation of convertible debt and a $4.7 million increase in non-cash loss on revaluation of investments compared to the three months ended June 30, 2021.

Exploration expenses of $23.9 million for the three months ended June 30, 2022 were an increase of $15.5 million from $8.3 million for the three months ended June 30, 2021. This increase is largely attributed to exploration expenditures at the Santa Cruz Project which had not yet been acquired in the comparable period ending June 30, 2021. During the three months ended June 30, 2022, expenditures largely focused on exploration activities at:

●	the Santa Cruz Project where $14.8 million of exploration expenditure was incurred in the quarter. Activities at Santa Cruz are focused on a 85,000-meter program of resource in-fill, geotechnical, hydrological and metallurgical drilling. As of June 30,

2022, seven drills rigs were operating on site to in-fill and expand the Santa Cruz deposit, with 36,637 meters completed by the end of June 2022. In addition, we recently completed a 26.5-km2 (6,500-acre), 3D induced polarization (“IP”) and resistivity geophysical survey using our proprietary high-power Typhoon™ transmitter system. The data is currently being processed by CGI and we expect survey results by September 2022;
●	the San Matias Project where $3.4 million of expenditure was incurred in the quarter. Activities at San Matias included commencing a Feasibility Study at the Alacran deposit which will focus on updating the mine plan and mineral resource estimate at the Alacran deposit. A 25,000-meter initial phase drill program has commenced in support of the Feasibility Study; and
●	the Pinaya Project where $1.5 million of exploration expenditure was incurred in the quarter and which was focused on an IP resistivity survey at the project which commenced in March 2022 and was completed in June 2022. First results of the IP survey are expected in September 2022;

General and administrative expenses of $4.7 million for the three months ended June 30, 2022 increased by $1.2 million from $3.4 million in the three months ended June 30, 2021. Several items contributed to the increase, including:

●	a $0.5 million increase in accounting and audit fees largely related to the preparation of financial statements and other requirements for the IPO;
●	a $0.4 million increase at VRB primarily due to an increase in professional fees in relation to certain technical studies that it was conducting; and
●	$0.3 million in expenditures related to entering into an agreement for aviation services with a related company during 2022 (three months ended June 30, 2021: $nil).

During the three months ended June 30, 2022, we recorded a non-cash $16.1 million loss on revaluation of convertible debt which related to the conversion of our Series 1 and Series 2 Convertible Notes (the “Notes”) that were automatically converted into shares of common stock upon the completion of the IPO on June 30, 2022. An aggregate of $50.9 million of Series 1 Notes and $86.8 million of Series 2 Notes, including accrued interest, were automatically converted into 13,628,958 shares of common stock of the Company.

Revenue for the three months ended June 30, 2022 was $0.2 million, a decrease of $1.3 million from $1.5 million for the three months ended June 30, 2021.

		Three months
	Three months ended	ended June 30,	Percentage change
	June 30, 2022	2021	year-over-year
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$229	$1,464	(84)%
Cost of sales	(115)	(295)	(61)%
Gross profit	$114	$1,169	(90)%
VRB: Energy storage systems:
Revenue	$—	$31	(100)%
Cost of sales	—	(29)	(100)%
Gross profit	$—	$2	(100)%
Total:
Revenue	$229	$1,495	(85)%
Cost of sales	(115)	(324)	(65)%
Gross profit	$114	$1,171	(90)%

CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the three months ended June 30, 2022 ($0.2 million) and 98% for the three months ended June 30, 2021 ($1.5 million). The significant decrease in CGI’s revenue was a direct result of a new contract that CGI entered into with one of its customers upon the expiration in 2021 of a previous three-year contract. Under the new agreement with this customer, CGI agreed to license certain software for a one-time fee of $6.5 million, which was received and recognized in the first quarter of 2022. As at June 30, 2022, there only remains a final payment of $250,000 under this agreement due in 2023. We cannot provide any assurance that we will enter into any additional contracts with this customer in the future.

Research and development expenses for the six months ended June 30, 2022 were $1.3 million, an increase of $0.5 million from the same period in 2021 largely attributable to a $0.3 million increase in research and development activity at CGI as we have been focused on developing its services to generate new business after completing the $6.5 million software licensing agreement.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

For the six months ended June 30, 2022, we recorded a net loss attributable to common stockholders of $69.8 million ($1.09 per share), compared to $15.4 million ($0.26 per share) for the six months ended June 30, 2021, which was an increase of $54.4 million. Significant contributors to this increase in the six months ended June 30, 2022 were a $26.6 million increase in exploration expenditures, a $19.0 million increase in non-cash loss on revaluation of convertible debt and a $3.7 million increase in general and administrative expenses offset by an increase in revenue of $3.9 million compared to the six months ended June 30, 2021.

Exploration expenses of $41.2 million for the six months ended June 30, 2022 increased by $26.6 million from $14.6 million for the six months ended June 30, 2021. This increase is largely attributed to exploration expenditures at the Santa Cruz Project which had not yet been acquired in the comparable period ending June 30, 2021. During the six months ended June 30, 2022, expenditures largely focused on exploration activities at:

●	the Santa Cruz Project where $24.6 million of exploration expenditure was incurred in the six months ended June 30, 2022. Activities at Santa Cruz are focused on a 85,000-meter program of resource in-fill, geotechnical, hydrological and metallurgical drilling, in addition to a property-wide Typhoon™ 3D IP survey;
●	the San Matias Project where $5.8 million of exploration expenditure was incurred in the six months ended June 30, 2022, focused on an exploration drilling program than began in November 2021 and was completed in March 2022, as well as commencing a Feasibility Study on the Alacran deposit in May 2022; and
●	the Pinaya Project where $2.2 million of exploration expenditure was incurred in the six months ended June 30, 2022. Activities included a 3,046-meter drill program that began in November 2021 and that was completed in January 2022 as well as expenditures related to the IP survey which began in March 2022 and that was completed on June 30, 2022.

General and administrative expenses of $9.9 million for the six months ended June 30, 2022 increased by $3.7 million from $6.2 million in the six months ended June 30, 2021. Several items contributed to the increase, including:

●	a $1.3 million increase in accounting and audit fees largely related to the preparation of financial statements and other requirements for the IPO;
●	a $1.1 million increase at VRB primarily due to an increase in professional fees in relation to certain technical studies that it was conducting;
●	a $0.4 million increase at Kaizen primarily due to higher share based payments as a result of an option grant in February 2022 and higher professional fees related to the legal proceedings with AM Gold Inc.; and
●	$0.5 million in expenditures related to entering into an agreement for aviation services with a related company during 2022 (six months ended June 2021: $nil).

During the six months ended June 30, 2022, we recorded a non-cash $19.0 million loss on revaluation of convertible debt which related to the conversion of the Notes that were automatically converted into shares of common stock upon the completion of the IPO on June 30, 2022.

Revenue for the six months ended June 30, 2022 was $7.0 million, an increase of $3.9 million from $3.1 million for the six months ended June 30, 2021.

	Six months ended	Six months ended	Percentage change
	June 30, 2022	June 30, 2021	year-over-year
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$6,991	$2,950	137%
Cost of sales	(167)	(560)	(70)%
Gross profit	$6,824	$2,390	186%
VRB: Energy storage systems:
Revenue	$—	$104	(100)%
Cost of sales	—	(81)	(100)%
Gross profit	$—	$23	(100)%
Total:
Revenue	$6,991	$3,054	129%
Cost of sales	(167)	(641)	(74)%
Gross profit	$6,824	$2,413	183%

CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the six months ended June 30, 2022 ($7.0 million) and 97% for the six months ended June 30, 2021 ($3.0 million). This significant increase in CGI’s revenue was a direct result of a new contract that CGI entered into with one of its customers upon the expiration in 2021 of a previous three-year contract. Under the new agreement with this customer, CGI agreed to license certain software for a one-time fee of $6.5 million, which was received and recognized in the first quarter of 2022. As at June 30, 2022, there only remains a final payment of $250,000 under this agreement due in 2023. We cannot provide any assurance that we will enter into any additional contracts with this customer in the future.

CGI’s gross profit for the six months ended June 30, 2022 was $6.8 million, a $4.4 million or a 186% increase from $2.4 million for the six months ended June 30, 2021. The licensing of certain software for a one-time fee of $6.5 million had a direct impact on gross profit as the licenses had no underlying carrying value and therefore resulted in a $6.5 million gross profit being recognized in relation to the license.

Research and development expenses for the six months ended June 30, 2022 were $2.6 million, an increase of $0.9 million from the same period in 2021 attributable to a $0.6 million increase in research and development activity at CGI and a $0.3 million increase at VRB. Research and development activities increased in 2022 at CGI as CGI has been focused on developing its services to generate new business after completing the $6.5 million software licensing agreement.

Liquidity, Capital Resources and Capital Requirements

Cash Resources

We have recurring net losses and negative operating cash flows and we expect that we will continue to operate at a loss for the foreseeable future.

We generate revenue from our technology businesses. We have not generated any revenue from our mining projects and do not expect to generate any revenue from our mining projects for the foreseeable future.

We have funded our operations primarily through the sale of our equity and convertible securities.

On April 5, 2022, we raised funds by selling Series 2 Convertible Notes for gross proceeds of $86.2 million. These funds were raised to finance our activities through the completion of our IPO.

On June 30, 2022, we closed our IPO of 14,388,000 shares of our common stock at a price of $11.75 per share. The gross proceeds from the offering were approximately $169.1 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us.

At June 30, 2022, and December 31, 2021, we had cash and cash equivalents of $223.8 million and $49.9 million, respectively, and a working capital balance of $215.2 million and $17.7 million, respectively. Of the total cash and cash equivalents at June 30, 2022 and December 31, 2021, $21.5 million and $28.5 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.

We believe that we will have sufficient cash resources to carry out our business plans, including our currently planned exploration activities at our mineral projects, for at least the next 12 months. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect.

Our significant operational expenses include the payments that we anticipate making under the various earn-in and option agreements to which we are a party. These agreements are structured to provide us with flexibility whereby our ability to continue to explore on a mineral project is contingent on funding agreed specified levels over specified time intervals. A summary of our mineral obligations and payments as at June 30, 2022 are as follows:

Mineral Project Obligation and Payments as at June 30, 2022 (in $ thousands)

Mineral Project	Commitment	2022	2023	2024	2025	2026-2032	Total
In $ thousands)
Santa Cruz (USA)	Discretionary	$18,665	$6,550	$10,300	$596	$—	$36,111
Santa Cruz (USA)	Non-discretionary	600	800	920	—	—	2,320
Total Santa Cruz (USA)		19,265	7,350	11,220	596	—	38,431
Tintic (USA)	Discretionary	1,762	5,288	—	—	—	7.050
Hog Heaven (Montana)	Discretionary	—	3,500	500	500	39,000	43,500
Ivory Coast (Ivory Coast)	Discretionary	—	—	—	—	7,762	7,762
South Voisey’s Bay (Canada)	Discretionary	—	—	4,416	—	—	4,416
Crystal Haven (Australia)	Discretionary	—	7,000	—	35,000	—	42,000
Unity (USA)	Discretionary	—	2,000	2,250	—	—	4,250
Cave & Lincoln (USA)	Discretionary	100	150	200	250	2,250	2,950
Carolina Mining (USA)	Discretionary	—	—	—	5,000	20,000	25,000
Total		21,127	25,288	18,586	41,346	69,012	175,359

Cash Balances as of June 30, 2022

The table below discloses the amounts of cash disaggregated by currency denomination as of June 30, 2022 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
		Canadian	Chinese
	US dollars	dollars	Renminbi	Other	Total
(In $ thousands)
Jurisdiction of Entity:
USA	$200,421	$1,407	$—	$—	$201,828
Cayman Islands	12,702	8	—	—	12,710
Canada	3,979	4,020	—	—	7,999
China	—	—	438	—	438
British Virgin Islands	387	1	—	—	388
Other	264	1	—	205	470
Total	217,753	5,437	438	205	223,833

Our subsidiary VRB, domiciled in the Cayman Islands, is subject to certain foreign exchange restrictions with respect to its PRC subsidiaries. There are foreign exchange policies in the PRC that limit the amount of capital that can be directly transmitted offshore from VRB’s PRC subsidiaries to VRB. Since their incorporation, these PRC subsidiaries have had accumulated losses and have not declared or paid any dividends or made any distribution of earnings.

There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the three and six month periods ended June 30, 2022 and 2021.

Refer to Note 22 of our audited consolidated and combined carve out financial statements for the year ended December 31, 2021 included in the Final Prospectus, which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.

Cash Flows

The following table presents our sources and uses of cash for the periods indicated:

	Six months ended June 30,
	2022	2021
(In thousands)
Net cash (used in) provided by:
Operating activities	$(44,197)	$(16,883)
Investing activities	(28,414)	(5,272)
Financing activities	246,764	24,534
Effect of foreign exchange on cash	(170)	124
Total change in cash	173,983	2,503

Operating activities.

Net cash used in operating activities for the six months ended June 30, 2022 was $44.2 million, an increase of $27.3 million from the $16.9 million of net cash used for the six months ended June 30, 2021.

Net cash used in operating activities for all periods presented was largely spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.

Investing activities.

Our investing activities generally relate to acquisitions of mineral property interests and purchases of shares in companies that we may partner with. To date, because our mining projects are in the exploration stage, we have not incurred material capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2022 of $28.4 million was mainly attributable to $25.7 million for payments for mineral interests of which $21.4 million were for the Santa Cruz Project and $4.0 million were for the Tintic Project.

Financing activities.

During the six months ended June 30, 2022, there was $246.8 million of net cash provided by financing activities representing the $160.6 million of net cash raised upon the closing of our IPO on June 30, 2022, and $86.2 million raised from the sale of the Series 2 Convertible Notes. Share issuance costs, which are netted against IPO proceeds, include $2.4 million of accrued costs for which the cash outflow had not yet occurred at June 30, 2022.

Contractual Obligations and Commitments

As of June 30, 2022, we had the following material contractual obligations in addition to our mineral project payments described above.

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations (a)	$24,000	$—	$—	$24,000	$—
Leases	1,179	405	765	9	—
Other long-term contractual liabilities (b)	371	—	371	—	—
Total contractual obligations	$25,550	$405	$1,136	$24,009	$—
(a)	Long-term obligations include the $24.0 million convertible bond issued by VRB that matures in 2026.

(b)	Includes all other long-term financial liabilities reflected on our balance sheet that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

As of June 30, 2022, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated and combined carve-out financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.

Below are the accounting matters that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue, expense, gain or loss being reported. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements.

We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics and general business conditions. A summary of our significant accounting policies is described in Note 3 to our audited consolidated and combined carve-out financial statements for the year ended December 31, 2021 included in the Final Prospectus. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment in developing estimates.

Recoverable value of exploration mineral interests

We review and evaluate exploration mineral interests for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of our exploration mineral interests and intangible assets did not involve significant estimation in the periods presented as circumstances did not indicate the carrying amount of our assets may not be recoverable. However, the recoverability of our recorded mineral interests is subject to market factors that could significantly affect the recoverability of our assets, such as commodity prices, results of exploration activities and geopolitical circumstances, particularly in Colombia. By nature, significant changes in these factors are reasonably possible to occur periodically, which could materially impact our financial statements.

Income taxes

We make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, including interest and penalties. We are subject to income tax laws in many jurisdictions, including the United States, Canada, Colombia, Peru, the Ivory Coast and the PRC.

We report income tax in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates. In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

Realization of deferred tax assets is contingent on the generation of future taxable income. As a result, we consider whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, we provide a valuation allowance for amounts not likely to be recognized. In determining our valuation allowance, we have not assumed future taxable income from sources other than the reversal of existing temporary differences. The extent to which a valuation allowance is warranted may vary as a result of changes in our estimates of future taxable income. In addition to the potential generation of future taxable income through the establishment of economic feasibility, development and operation of mines on the Company’s exploration assets, estimates of future taxable income could change in the event of disposal of assets, the identification of tax-planning strategies or changes in tax laws that would allow the benefits of future deductible temporary differences in certain entities or jurisdictions to be offset against future taxable temporary differences in other entities or jurisdictions.

We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of June 30, 2022.

Recently adopted accounting standards and recent accounting pronouncements

There were no significant updates to previously reported accounting standards. See Note 2 of the condensed interim consolidated and combined carve-out financial statements included in this Quarterly Report

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed interim consolidated and combined carve-out financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The accounting policies applied in our condensed interim consolidated and combined carve-out financial statements financial statements included elsewhere in this Quarterly Report reflect the early adoption of certain accounting standards as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard to the extent early adoption is allowed by the accounting standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make a provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. We believe that none of the litigation in which we are currently involved, or have been involved since the beginning of our most recently completed fiscal year, individually or in the aggregate, is material to our financial condition, cash flows or results of operations.

Two of our subsidiaries are involved in legal proceedings described below.

Our subsidiary Kaizen is currently subject to litigation in British Columbia, Canada which commenced in 2017. The proceedings relate to a claim against Kaizen in respect of its acquisition of the Pinaya Project. The trial of the action has been concluded and the trial judge agreed with Kaizen’s position that the plaintiff’s claims were without merit and dismissed the action in its entirety. The plaintiff commenced an appeal from the trial judgment which was dismissed by the British Columbia Court of Appeal on January 21, 2022. The plaintiff can only appeal with leave to appeal from the Supreme Court of Canada. The plaintiff has applied for leave to appeal and a decision is expected in September, 2022. Kaizen is entitled to recover costs of the trial and applied for an enhanced, substantial indemnity costs award which was granted against the plaintiff AM Gold Inc. and its principal. The defendants appealed this indemnity costs award to the British Columbia Court of Appeal and a hearing on the costs order was held on May 31, 2022, with a decision expected within 90 days. Kaizen has incurred approximately Cdn$3.2 million in legal fees and expenses to date in this dispute, which has occupied significant management time. If the plaintiff obtains leave to appeal and/or Kaizen is unable to make a substantial recovery of its legal costs incurred, Kaizen may be unable to advance the Pinaya Project at the rate it wishes to and may incur additional costs, which could negatively impact its financial position as well as its ability to explore and potentially develop the Pinaya Project into an operating mine.

Our subsidiary Cordoba is currently involved in two legal proceedings. The first is a criminal lawsuit filed by Cordoba in late 2018 and in January 2019 with the Colombian prosecutors against nine members of former Colombian management alleging breach of fiduciary obligations, abuse of trust, theft and fraud. This proceeding is ongoing. In the second proceeding, Cordoba (along with the National Mining Agency, Ministry of Mines and Energy, the local environmental authority, the Municipality of Puerto Libertador and the State of Cordoba) were served with a class action claim by the Alacran Community. This class action seeks (i) an injunction against Cordoba´s operations in the Alacrán area and (ii) an injunction against the prior declaration by the authorities that the Alacran Community´s mining activities were illegal. The claim was initially filed with the Administrative Court of Medellín, which remanded the case to the Administrative Court of Montería, which contested it and submitted the case to the Council of State. The Council of State determined the Administrative Court of Montería as the competent tribunal, where the process is currently being conducted. The Administrative Court of Montería admitted the commencement of the class action on September 2021. The decision was challenged by Cordoba and other defendants and, accordingly, the Court is required to adopt a decision, which is still pending. While the court matters proceed, Cordoba will incur additional costs that will negatively impact its financial position. As well, the litigation process is uncertain and it is possible that the second proceeding is resolved against Cordoba, which could have a material adverse effect on its business, results of operations, financial condition and prospects.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in the Final Prospectus. The risks described in the Final Prospectus are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2022

The following list sets forth information regarding all unregistered securities sold by us during the three months ended June 30, 2022:

●	On June 30, 2022, we issued 5,419,923 shares of our common stock upon the automatic conversion of our outstanding Series 1 convertible notes at a conversion price of $9.39 per share.

●	On June 30, 2022, we issued 8,209,035 shares of our common stock upon the automatic conversion of our outstanding Series 2 convertible notes at a conversion price of $10.58 per share.
●	On June 30, 2022, we issued 945,626 shares of our common stock at a price of $10.58 per share to Central Arizona Resources Ltd. as partial consideration for the assignment to one of our wholly-owned subsidiaries of certain rights associated with one of the Company’s projects.

The issuances of the above securities were exempt either pursuant to Rule 701 under the Securities Act, as transactions pursuant to compensatory benefit plans, or pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Use of Proceeds from our IPO

On June 27, 2022, our Registration Statement on Form S-1 (File No. 333-265175) relating to our IPO of our common stock was declared effective by the SEC.

On June 30, 2022, we completed our IPO and issued and sold 14,388,000 shares of our common stock at a price to the public of $11.75 per share for aggregate gross proceeds of $169.1 million. BMO Capital Markets Corp. and Jefferies LLC acted as joint book-running managers for the IPO and as representatives of the underwriters.

The net proceeds from the IPO to us, after deducting underwriting discounts and commissions and offering expenses of $10.9 million, were $158.2 million. No IPO expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in our planned use of the net proceeds from our IPO described in the Final Prospectus.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Ivanhoe Electric Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2022)
3.2	Amended and Restated Bylaws of Ivanhoe Electric Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022	By:	/s/ Robert Friedland
Robert Friedland
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Catherine Barone
Catherine Barone
Interim Chief Financial Officer
(Principal Financial Officer)