Form 10-Q
period 2022-09-30
Ivanhoe Electric Inc.
filed 2022-11-14
CIK 1879016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 92,887,918 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q

For the Quarter Ended September 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated Balance Sheets (Unaudited)

(Expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$177,666	$49,850
Accounts receivable	1,500	1,385
Inventory	6,141	5,878
Prepaid expenses and deposits	7,109	1,152
	192,416	58,265
Non-current assets:
Investments subject to significant influence	6,999	7,701
Other investments	1,621	1,802
Exploration mineral interests	84,744	73,039
Property, plant and equipment	3,670	2,523
Intangible assets	1,942	4,340
Other non-current assets	3,410	5,861
Total assets	$294,802	$153,531

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,256	$10,195
Deferred consideration payable	—	26,562
Lease liabilities, current	289	342
Contract liability	2,751	3,484
	20,296	40,583
Non-current liabilities:
Deferred income taxes	4,329	5,382
Convertible debt	25,398	78,832
Lease liabilities, net of current portion	928	55
Other non-current liabilities	363	865
Total liabilities	51,314	125,717

Commitments and contingencies (Note 15)

Equity:
Preferred stock, par value $0.0001; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 700,000,000 shares authorized; 92.9 million shares issued and outstanding as of September 30, 2022 (December 31, 2021 - 63.9 million)	9	6
Additional paid-in capital	407,203	75,743
Accumulated deficit	(162,520)	(52,314)
Accumulated other comprehensive income	(852)	(1,502)
Equity attributable to common stockholders	243,840	21,933
Non-controlling interests	(352)	5,881
Total equity	243,488	27,814
Total liabilities and equity	$294,802	$153,531

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated and Combined Carve-out Statements of Loss and Comprehensive Loss (Unaudited)

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$1,181	$1,045	$8,172	$4,099
Cost of sales	(875)	(531)	(1,042)	(1,172)
Gross profit	306	514	7,130	2,927

Operating expenses:
Exploration expenses	33,971	9,954	75,157	24,563
General and administrative expenses	6,853	7,888	16,738	14,108
Research and development expenses	1,140	1,007	3,728	2,719
Selling and marketing expenses	51	28	108	73

Loss from operations	41,709	18,363	88,601	38,536

Other expenses (income):
Interest expense, net	164	468	1,199	583
Foreign exchange loss (gain)	972	199	1,403	(155)
Loss (gain) on revaluation of investments	(171)	(17)	1,272	241
Loss on revaluation of convertible debt	—	200	18,965	200
Share of loss of equity method investees	1,527	—	3,077	—
Other expenses (income), net	(181)	983	1,401	561

Loss before income taxes	44,020	20,196	115,918	39,966

Income taxes	(167)	(48)	1,084	(232)

Net loss	43,853	20,148	117,002	39,734
Less loss attributable to non-controlling interests	(3,465)	(2,503)	(6,796)	(6,700)
Net loss attributable to common stockholders or parent	40,388	17,645	110,206	33,034

Net loss	43,853	20,148	117,002	39,734
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(990)	(204)	(949)	(6)
Other comprehensive income	(990)	(204)	(949)	(6)
Comprehensive loss	$42,863	$19,944	$116,053	$39,728

Comprehensive loss attributable to:
Common stockholders or parent	39,673	17,509	109,556	33,060
Non-controlling interests	3,190	$2,435	6,497	$6,668
	$42,863	$19,944	$116,053	$39,728

Net loss per share attributable to common stockholders
Basic and diluted	$0.43	$0.28	$1.50	$0.54
Weighted-average common shares outstanding
Basic and diluted	92,887,918	62,270,157	73,685,619	60,704,929

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated and Combined Carve-out Statements of Changes in Equity (Unaudited)

(Expressed in thousands of U.S. dollars, except share amounts)

Nine months ended September 30, 2022 and 2021

						Accumulated
			Additional			other
	Common Stock		paid-in	Net parent	Accumulated	comprehensive	Non-controlling
	Shares	Amount	capital	investment	deficit	Income (loss)	interest	Total
Balance at January 1, 2021	—	$—	$—	$43,520	$—	$(1,538)	$6,710	$48,692
Net loss	—	—	—	(4,653)	—	—	(1,911)	(6,564)
Other comprehensive income (loss)	—	—	—	—	—	13	(5)	8
Net transfer from parent	—	—	—	5,606	—	—	—	5,606
Other changes in non-controlling interests	—	—	—	—	—	—	398	398
Balance at March 31, 2021	—	$—	$—	$44,473	$—	$(1,525)	$5,192	$48,140
Net loss	—	—	—	(2,353)	(8,383)	—	(2,286)	(13,022)
Other comprehensive loss	—	—	—	—	—	(175)	(31)	(206)
Net transfer from parent	—	—	—	23,534	—	—	—	23,534
Restructuring upon spin off (Note 1)	59,909,344	6	65,648	(65,654)	—	—	—	—
Share based compensation	—	—	236	—	—	—	80	316
Other changes in non-controlling interests	—	—	(28)	—	—	—	1,567	1,539
Balance at June 30, 2021	59,909,344	$6	$65,856	$—	$(8,383)	$(1,700)	$4,522	$60,301
Net loss	—	—	—	—	(17,645)	—	(2,503)	(20,148)
Other comprehensive loss	—	—	—	—	—	136	68	204
Issuance of common stock, net of issuance costs	3,905,324	—	9,410	—	—	—	—	9,410
Share based compensation	—	—	1,877	—	—	—	104	1,981
Other changes in non-controlling interests	—	—	(2,846)	—	—	—	6,614	3,768
Balance at September 30, 2021	63,814,668	$6	$74,297	$—	$(26,028)	$(1,564)	$8,805	$55,516

Balance at January 1, 2022	63,925,334	$6	$75,743	$—	$(52,314)	$(1,502)	$5,881	$27,814
Net loss	—	—	—	—	(15,452)	—	(2,222)	(17,674)
Other comprehensive income	—	—	—	—	—	102	4	106
Share-based compensation	—	—	882	—	—	—	73	955
Balance at March 31, 2022	63,925,334	$6	$76,625	$—	$(67,766)	$(1,400)	$3,736	$11,201
Net loss	—	—	—	—	(54,366)	—	(1,109)	(55,475)
Other comprehensive loss	—	—	—	—	—	(167)	20	(147)
Issuance of common stock, net of issuance costs	14,388,000	2	158,200	—	—	—	—	158,202
Issuance of common stock upon conversion of debt	13,628,958	1	160,139	—	—	—	—	160,140
Issuance of common stock upon settlement of liability	945,626	—	11,111	—	—	—	—	11,111
Share-based compensation	—	—	784	—	—	—	54	838
Other changes in non-controlling interests	—	—	(8)	—	—	—	(4)	(12)
Balance at June 30, 2022	92,887,918	$9	$406,851	$—	$(122,132)	$(1,567)	$2,697	$285,858
Net loss	—	—	—	—	(40,388)	—	(3,465)	(43,853)
Other comprehensive income	—	—	—	—	—	715	275	990
Share issuance costs	—	—	(229)	—	—	—	—	(229)
Share-based compensation	—	—	581	—	—	—	141	722
Other changes in non-controlling interests	—	—	—	—	—	—	—	—
Balance at September 30, 2022	92,887,918	$9	$407,203	$—	$(162,520)	$(852)	$(352)	$243,488

IVANHOE ELECTRIC INC.

Condensed Interim Consolidated and Combined Carve-out Statements of Cash Flows (Unaudited)

(Expressed in thousands of U.S. dollars)

Nine months ended September 30, 2022 and 2021

	2022	2021
Operating activities
Net loss	$(117,002)	$(39,734)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	493	265
Amortization of intangible assets	2,240	2,381
Amortization of operating lease right-of-use-assets	454	509
Share-based compensation	2,515	2,919
Unrealized foreign exchange loss (gain)	1,384	(241)
Interest expense	1,542	613
Income taxes	1,084	(232)
Loss on revaluation of convertible debt	18,965	200
Loss on de-recognition of mineral interest	5,700	—
Loss on revaluation of investments	1,272	241
Share of loss of equity method investees	3,077	—
Other	1,353	186

Changes in other operating assets and liabilities:
Trade accounts receivable	(115)	1,074
Inventory	(263)	(1,013)
Operating lease liabilities	(615)	(548)
Accounts payable and accrued liabilities	4,019	4,061
Other operating assets and liabilities	(4,880)	(204)
Net cash used in operating activities	(78,777)	(29,523)

Investing activities
Purchase of mineral interests	(33,889)	(4,275)
Purchase of property, plant and equipment and intangible assets	(853)	(3,008)
Purchase of investments subject to significant influence	(3,601)	(870)
Other	—	(650)
Net cash used in investing activities	(38,343)	(8,803)

Financing activities
Net proceeds from issuance of common stock	159,320	9,408
Proceeds from Ivanhoe Electric convertible notes	86,200	48,621
Proceeds from VRB convertible bond, net of issuance costs	—	22,857
Net transfer from parent	—	23,152
Proceeds from subsidiary financings	—	5,317
Other	(12)	—
Net cash provided by financing activities	245,508	109,355

Effect of foreign exchange rate changes on cash and cash equivalents	(572)	(183)
Increase in cash and cash equivalents	128,388	71,029
Cash and cash equivalents, beginning of the year	49,850	9,341
Cash and cash equivalents, end of the period	$177,666	$80,187

Supplemental cash flow information
Cash paid for income taxes	$558	$498

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock upon conversion of debt	$160,140	$—
Issuance of common stock upon settlement of liability	11,111	—
Settlement of loan from parent	—	5,886
Issuance of common stock in exchange for assets (Note 1)	—	65,654

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1.	Background and basis of preparation:

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

Ivanhoe Electric is a mineral project exploration and development company with a focus on identifying and developing mineral projects, and ultimately mines, associated with the metals necessary for electrification, in particular, copper, nickel, cobalt, vanadium, gold, silver, and the platinum group metals.

The Company’s current mineral projects are located predominantly in the United States. In addition to mineral projects in the United States, the Company also holds direct and indirect ownership interests, and in some cases controlling financial interests, in other non-U.S. mineral projects, and in proprietary mineral exploration and minerals-based technologies.

The Company conducts the following business activities through certain subsidiaries:

●	VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at September 30, 2022 (December 31, 2021 — 90.0%).
●	Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at September 30, 2022 (December 31, 2021 — 94.3%).
●	Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 63.3% as at September 30, 2022 (December 31, 2021 — 63.3%).
●	Kaizen Discovery Inc. (“Kaizen”) holds the Pinaya copper-gold exploration project in Peru. Ivanhoe Electric had an ownership interest in Kaizen of 82.7% as at September 30, 2022 (December 31, 2021 — 82.7%).

Basis of preparation:

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

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

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

References to “$” refer to United States dollars and “Cdn$” to Canadian dollars.

2.	Significant accounting policies:

The accompanying condensed interim consolidated and combined carve-out financial statements are unaudited and include all adjustments, consisting of normal recurring entries, which management believes to be necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The condensed interim consolidated and combined carve-out financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated and combined carve-out financial statements for the year ended December 31, 2021.

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

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The Company adopted ASU 2019-12 effective January 1, 2022. The new guidance which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed interim consolidated and combined carve-out financial statements.

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

3.	Use of estimates:

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

4.	Cash and cash equivalents:

Of the total cash and cash equivalents at September 30, 2022 and December 31, 2021, $16.7 million and $28.5 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.

5.	Investments subject to significant influence:

The Company’s principal investment subject to significant influence is Sama Resources Inc. (“Sama”). Others include its investments in Fjordland Exploration Inc. (“Fjordland”) and Sama Nickel Corporation (“SNC”).

	Carried at fair value		Equity method
	Sama	Fjordland	SNC	Total
Balance at December 31, 2021	5,719	1,325	657	7,701
Change in fair value	(245)	(876)	—	(1,121)
Investment	—	—	3,601	3,601
Share of loss	—	—	(3,077)	(3,077)
Foreign currency translation	—	(41)	(64)	(105)
Balance at September 30, 2022	$5,474	$408	$1,117	$6,999

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

6.	Exploration mineral interests:

	Santa Cruz	Tintic Project	Pinaya Project	San Matias	Mineral Royalty	Other	Total
Balance at December 31, 2021	$35,075	$19,588	$2,511	$13,607	$1,708	$550	$73,039
Acquisition costs	11,252	5,788	—	—	—	350	17,390
De-recognition (Note a)	(5,700)	—	—	—	—	—	(5,700)
Foreign currency translation	—	—	15	—	—	—	15
Balance at September 30, 2022	$40,627	$25,376	$2,526	$13,607	$1,708	$900	$84,744
a)	Terminated land purchase:

On November 24, 2021, the Company entered into an agreement to acquire additional land adjacent to the Santa Cruz project and the associated mineral rights. In June 2022, the Company entered into an agreement to extend the closing date of the original agreement to September 20, 2022. The Company elected not to proceed with the transaction and terminated the purchase and sale agreement. Prior to termination of the agreement the Company had capitalized $5.7 million in non-refundable payments. These payments have been de-recognized and recorded as exploration expenses in the condensed interim consolidated and combined carve-out statement of loss (Note 11).

7.	Deferred consideration payable:

Upon completion of the Company’s IPO on June 30, 2022, the deferred consideration payable was settled with Central Arizona Resources Ltd. (“CAR”). The Company paid CAR $15.0 million in cash and issued 945,626 shares of common stock to CAR in accordance with the original terms of the agreement.

8.	Convertible debt:

	Series 1	Series 2	VRB
	Convertible	Convertible	Convertible
	Notes (Note a)	Notes (Note a)	bond (Note b)	Total

Balance at December 31, 2020	$—	$—	$—	$—
Debt issuance	48,621	—	22,857	71,478
Interest expense	—	—	483	483
Change in fair value	200	—	—	200
Balance at September 30, 2021	$48,821	$—	$23,340	$72,161

Balance at December 31, 2021	$54,975	$—	$23,857	$78,832
Debt issuance	—	86,200	—	86,200
Interest expense	—	—	1,541	1,541
Change in fair value	8,709	10,256	—	18,965
Conversion to common stock	(63,684)	(96,456)	—	(160,140)
Balance at September 30, 2022	$—	$—	$25,398	$25,398
(a)	Ivanhoe Electric convertible notes:
(i)	Series 1 Convertible Notes:

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

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

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

(b)	VRB Convertible bond:

On July 8, 2021, VRB issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum.

The Company has accounted for the convertible bond as a debt instrument accounted at amortized cost.

9.	Equity:

Common stock transactions

(a)	IPO:

On June 30, 2022, the Company completed an IPO of 14,388,000 shares of common stock which were issued at a price of $11.75 per share for gross proceeds of $169.1 million. Directly attributable issuance costs of $11.1 million incurred in conjunction with the IPO were recorded as a reduction in paid in capital.

(b)	Debt conversions:

On June 30, 2022, $50.9 million of Series 1 Convertible Notes including accrued interest were automatically converted into 5,419,923 shares of common stock of the Company at a conversion price of $9.39 per share.

On June 30, 2022, $86.8 million of Series 2 Convertible Notes including accrued interest were automatically converted to 8,209,035 shares of common stock of the Company at a conversion price of $10.58 per share.

The stock issuance resulting from the Series 1 and Series 2 debt conversions was recorded at fair value based on the IPO price of $11.75 per share.

(c)	Stock issuance to CAR:

On June 30, 2022, the Company issued 945,626 shares of common stock to CAR (Note 7). The stock issuance was recorded at fair value based on the IPO price of $11.75 per share.

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

10.	Revenue:

The Company recognized revenue from the following sources:

	Three months ended		Nine months ended
	September 30:		September 30:
Revenue type	2022	2021	2022	2021
Software licensing (Note a)	$2	$—	$6,713	$—
Data processing services	552	1,043	832	3,993
Renewable energy storage systems (Note b)	627	2	627	106
Total	$1,181	$1,045	$8,172	$4,099
(a)	On October 15, 2021, the Company entered into a software license agreement whereby the Company provided software that can be used by the licensee in perpetuity for a one-time fee of $6.5 million, which was received in January 2022 and at which time its performance obligation with respect to the license was met. As such, in accordance with the Company’s accounting policy for the sale of software licenses, the license fee revenue was recognized in 2022. Software licensing revenue includes associated services included in the software license agreement. This revenue is included in the data processing segment.
(b)	At September 30, 2022, the Company had a contract liability of $2.8 million (December 31, 2021 — $3.5 million) relating to the sale of renewable energy storage systems.
11.	Exploration expenses:

	Three months ended		Nine months ended
	September 30:		September 30:
Project	2022	2021	2022	2021
Santa Cruz, USA (Note a)	$21,811	$2,166	$46,372	$2,600
San Matias, Colombia	6,000	3,576	11,773	10,400
Pinaya, Peru	297	164	2,448	882
Perseverance, USA	35	107	1,694	205
Yangayu, Papua New Guinea	831	—	1,482	—
Tintic, USA	613	547	1,309	1,589
Hog Heaven, USA	262	530	1,130	1,851
Carolina, USA	501	—	1,015	—
Bitter Creek, USA	92	181	600	249
Lincoln, USA	210	—	549	—
Ivory Coast Project, Ivory Coast	41	—	67	1,930
Project generation and other	3,278	2,683	6,718	4,857
Total	$33,971	$9,954	$75,157	$24,563
(a)

Exploration expense at the Santa Cruz Project for the three and nine months ended September 30, 2022 includes $5.7 million recorded upon the de-recognition of certain non-refundable payments made under a terminated land purchase agreement at the Santa Cruz Project (Note 6(a)).

12.	Related party transactions:

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

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

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

Other related parties

The following table summarizes transactions between the Company and significant related parties.

			Transactions for the		Transactions for the
			three months ended		nine months ended
	Balance outstanding as at		September 30,		September 30,
	September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Total Expenses
Global Mining (Note a)	1,249	993	3,485	1,879	9,567	5,129
Ivanhoe Capital Aviation (Note b)	—	—	250	1,167	750	1,167
I-Pulse (Note c)	73	—	286	—	286	—
HPX (Note d)	—	—	—	—	—	487
Total	1,322	993	4,021	3,046	10,603	6,783
Advances
Global Mining (Note a)	1,757	1,855	—	—	—	—

	Transactions for the		Transactions for the nine
	three months ended		months ended
	September 30,		September 30,
	2022	2021	2022	2021
Expense classification
General and administrative expenses	1,626	2,052	4,678	3,987
Exploration expenses	2,395	994	5,925	2,796
	4,021	3,046	10,603	6,783
(a)	Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Parent and the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at September 30, 2022 (December 31, 2021 — 7.1%).

Transactions incurred with Global Mining include cost allocations from the Parent totaling $645,000 from the period January 1, 2021 to April 30, 2021.

(b)	Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Chief Executive Officer and Chairman. ICA provides use of its aircraft to the Company.
(c)	I-Pulse Inc. (“I-Pulse”) is a significant shareholder of the Company. The Company has reimbursed I-Pulse certain consulting expenses paid by I-Pulse on the Company’s behalf.

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(d)	HPX was the parent of the Company prior to the restructuring on April 30, 2021 (Note 1). Post restructuring there was reimbursement to HPX for certain costs paid by HPX on the Company’s behalf.
13.	Fair value measurement:

The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	5,882	—	—	7,044	—	—
Other investments	1,621	—	—	1,802	—	—
Total financial assets	$7,503	$—	$—	$8,846	$—	$—
Financial liabilities:
Convertible notes	—	—	—	—	—	54,975
Deferred consideration payable	—	—	—	—	—	26,562
Total financial liabilities	$—	$—	$—	$—	$—	$81,537

The Ivanhoe Electric Series 1 and Series 2 Convertible Notes were converted into common stock of the Company on June 30, 2022 (Note 8(a)).

14.	Segment reporting:

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

IVANHOE ELECTRIC INC.

Notes to the Condensed Interim Consolidated and Combined Carve-Out Financial Statements

(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Segment information for the periods presented is as follows:

	Three months ended September 30, 2022				Nine months ended September 30, 2022
	Critical	Data	Energy		Critical	Data	Energy
	Metals	Processing	Storage	Total	Metals	Processing	Storage	Total
Revenue	$—	$554	$627	$1,181	$—	$7,545	$627	$8,172
Intersegment revenues	—	89	—	89	—	228	—	228
Loss (income) from operations	38,669	640	2,400	41,709	86,552	(3,956)	6,005	88,601
Segment Assets	267,548	6,542	20,712	294,802	267,548	6,542	20,712	294,802

	Three months ended September 30, 2021				Nine months ended September 30, 2021
	Critical	Data	Energy		Critical	Data	Energy
	Metals	Processing	Storage	Total	Metals	Processing	Storage	Total
Revenue	$—	$1,043	$2	$1,045	$—	$3,993	$106	$4,099
Intersegment revenues	—	56	—	56	—	100	—	100
Loss (income) from operations	15,630	185	2,548	18,363	33,770	(97)	4,863	38,536
Segment Assets	106,723	8,008	30,126	144,857	106,723	8,008	30,126	144,857

15.	Commitments and contingencies:

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

16.	Subsequent events:

On October 24, 2022 the Company entered into an agreement with I-Pulse, a related party of the company, to purchase six Typhoon™ transmitters to be delivered in stages over the course of the next thirty-nine months. The Company uses Typhoon™ to conduct geophysical electrical surveys on exploration targets.

The total purchase price for the six Typhoon™ transmitters is $12.4 million (12.6 million Euros). The agreement also includes annual maintenance costs of $1.7 million (1.7 million Euros) per year. In October 2022, the Company made upfront payments totaling $7.1 million (7.1 million Euros). The remaining payments will be made as each Typhoon™ transmitter system is delivered.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results of exploration activities, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, and our anticipated uses of the net proceeds from our initial public offering. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: our mineral projects are all at the exploration stage; we have no mineral reserves, other than at the San Matias project; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource calculations at the Santa Cruz Project are only estimates; actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against two of our subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties or successfully manage joint ventures; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; and our operations may be impacted by the COVID-19 pandemic, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy.

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

Overview

We are a United States domiciled minerals exploration and development company with a focus on developing mines from mineral deposits principally located in the United States in order to support American supply chain independence and to deliver the critical metals necessary for electrification of the economy. We believe the United States is significantly underexplored and will yield major new discoveries of these metals. Our mineral projects focus on copper, nickel, cobalt, vanadium, gold, silver, and the platinum group metals.

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

Our two main mineral projects are located in the United States and are known as the Santa Cruz Copper Project (“Santa Cruz” or the “Santa Cruz Project”) in Arizona and the Tintic Copper-Gold Project (“Tintic” or the “Tintic Project”) in Utah. We have the option to acquire 100% of the mineral rights constituting the Santa Cruz Project, and we currently own an 84.3% ownership interest in the mineral rights to the Tintic Project by acreage with the balance of the mineral rights controlled by leases.

Our other key mineral projects are the Hog Heaven Project, located in Montana (the “Hog Heaven Project”), and the Ivory Coast Project, which is held through our 23% equity interest in Sama Resources Inc. (“Sama”) and our 30% direct interest in the Sama Nickel Corporation Inc. joint venture.

We also have investments in publicly traded companies in Canada, and through our ownership of equity in those companies, we have an indirect interest in mineral projects in the United States, Canada, Colombia, Ivory Coast and Peru.

In addition to our mineral projects, we also own controlling interests in two technology companies: VRB Energy Inc. (“VRB”) and Computational Geosciences Inc. (“CGI”). As of September 30, 2022, we owned 90.0% of the outstanding shares of VRB. VRB and its subsidiary companies are primarily engaged in the design, manufacture, installation, and operation of energy storage systems. As of September 30, 2022, we owned 94.3% of CGI’s outstanding shares. CGI has developed technology that consists of sophisticated codes to process geophysical data and build 3D subsurface images that could indicate the presence of various natural resources, including metallic minerals and water. CGI offers mineral prospectivity and drill target identification services, data analytic tools and optimization of operational processes. CGI provides fee-for-service and licensing agreements for one-off technology applications to customers in the area of critical minerals, energy and water exploration.

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

Exploration expenses also include payments under earn-in and option agreements where the option right is with respect to entities owning the underlying mineral project in the exploration phase. Through our earn-in and option agreements, we have the right (and in some cases, the obligation) to fund and conduct exploration on the underlying mineral project prior to determining whether to acquire a minority or majority ownership interest through further funding the costs of such exploration and, in some cases, through direct payments to the owners of the project. In the event we cease making expenditures on an exploration mineral project or fail to incur the agreed level of exploration expenditures, we will not obtain an ownership right beyond any which may have been acquired as of the date of termination.

General and Administrative Expenses

Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses have increased significantly now that we are operating as a public company and have commenced strengthening our management team. We expect higher costs related to salaries, benefits, stock compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other shareholder-related fees, directors’ and officers’ and other insurance costs and other administrative costs.

Research and Development Expenses

Expenditures on research and development activities are recognized as an expense in the period in which they are incurred. Since 2018, the majority of our research and development expenses came from CGI’s data processing business, which includes amortization expenses related to its artificial intelligence intellectual property, which it acquired in 2018. VRB also conducts research and development activities to continue to advance its energy storage system technology. We expect research and development expenses to increase as our technology-based businesses continue to grow.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

For the three months ended September 30, 2022, we recorded a net loss attributable to common stockholders of $40.4 million ($0.43 per share), compared to $17.6 million ($0.28 per share) for the three months ended September 30, 2021, which was an increase of $22.7 million primarily due to a $24.0 million increase in exploration expenses.

Exploration expenses of $34.0 million for the three months ended September 30, 2022, increased by $24.0 million from $10.0 million for the three months ended September 30, 2021. This increase is largely attributable to exploration expenditures at the Santa Cruz Project which was acquired in August 2021. During the three months ended September 30, 2022, expenditures mainly focused on exploration activities at:

●	the Santa Cruz Project where $21.8 million of exploration expenditure was incurred in the quarter as compared to $2.2 million in the third quarter of 2021. Activities at Santa Cruz were focused on the ongoing large-scale drilling program. As of September 30, 2022, up to seven drill rigs were in operation and a total of 19,398 meters of drilling had been completed during the quarter. As of September 30, 2022, a total of 52,720 meters had been drilled which included 23,106 meters of exploration drilling and 29,614 meters of drilling that is being used to collect resource in-fill, geotechnical, hydrological and metallurgical information required to assess potential mine development options. In addition, in July 2022, we completed a 26.5-km2 (6,500-acre), 3D induced polarization (“IP”) and resistivity geophysical survey using our proprietary high-power Typhoon™ transmitter system. Included in the $21.8 million of exploration expenditure was a $5.7 million expense related to amounts that had been previously capitalized as part of an agreement to purchase certain land adjacent to the Santa Cruz Project. In September 2022, we elected to not proceed with the transaction and terminated the agreement and as a result the mineral interest asset was de-recognized; and
●	the San Matias Project where $6.0 million of expenditure was incurred in the quarter. Activities at San Matias were focused on continuing the 25,000-meter initial phase drill program in support of the Feasibility Study.

General and administrative expenses of $6.9 million for the three months ended September 30, 2022 decreased by $1.0 million from $7.9 million in the three months ended September 30, 2021. Several items contributed to the decrease, including:

●	the three months ended September 30, 2021 included $1.4 million of financing fees relating to the 2021 Series 1 Convertible Notes and common stock private placement. There was no similar expense in the three months ended September 30, 2022;
●	a $0.9 million decrease in aviation expenditures in the three months ended September 30, 2022 to $0.2 million as compared to $1.1 million in the three months ended September 30, 2021.
●	a $0.4 million decrease in administration expenses at Kaizen Discovery largely due to lower legal expenses in the quarter as compared to the three months ended September 30, 2021, which included significant costs related to the AM Gold litigation.
●	The above decreases were offset by $1.6 million expense in relation to the new directors and officers’ insurance policy we entered into when we became a public company in June 2022. There was no similar expense in 2021.

Revenue for the three months ended September 30, 2022 was $1.2 million, an increase of $0.1 million from $1.0 million for the three months ended September 30, 2021. Although total revenue was relatively consistent with the similar period in 2021, the mix of revenue changed.

	Three months ended September 30,
	2022	2021
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$554	$1,043
Cost of sales	(277)	(531)
Gross profit	$277	512
VRB: Energy storage systems:
Revenue	$627	2
Cost of sales	(598)	—
Gross profit	$29	2
Total:
Revenue	$1,181	1,045
Cost of sales	(875)	(531)
Gross profit	$306	514

CGI’s software licensing and data processing services to the mining and oil and gas industries represented 46.9% of our revenue for the three months ended September 30, 2022 ($0.6 million) and 99.8% for the three months ended September 30, 2021 ($1.0 million). The decrease in CGI’s revenue was a result of a new contract that CGI entered into with one of its customers upon the expiration in 2021 of a previous three-year contract. Under the new agreement with this customer, CGI agreed to license certain software for a one-time fee of $6.5 million, which was received and recognized in the first quarter of 2022. As at September 30, 2022, there only remains a final payment of $250,000 under this agreement due in 2023. We cannot provide any assurance that we will enter into any additional contracts with this customer in the future.

VRB’s energy storage system revenue represented 53.1% of our revenue for the three months ended September 30, 2022 ($0.6 million) and 0.02% for the three months ended September 30, 2021 ($0.0 million). During the three months ended September 30, 2022, VRB delivered, installed and commissioned a 125kW/500kWh energy storage system to a customer which resulted in $0.3 million of revenue being recognized. In addition, VRB also recognized $0.3 million in revenue from the sale of vanadium electrolyte.

Research and development expenses for the three months ended September 30, 2022 were $1.1 million, consistent with the $1.0 million incurred in the same period in 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, we recorded a net loss attributable to common stockholders of $110.2 million ($1.50 per share), compared to $33.0 million ($0.54 per share) for the nine months ended September 30, 2021, which was an increase of $77.2 million. Significant contributors to this increase in the nine months ended September 30, 2022 were a $50.6 million increase in exploration expenditures, a $18.8 million increase in non-cash loss on revaluation of convertible debt and a $2.6 million increase in general and administrative expenses, offset by an increase in revenue of $4.1 million compared to the nine months ended September 30, 2021.

Exploration expenses of $75.2 million for the nine months ended September 30, 2022, increased by $50.6 million from $24.6 million for the nine months ended September 30, 2021. This increase is largely attributed to exploration expenditures at the Santa Cruz Project. During the nine months ended September 30, 2022, expenditures largely focused on exploration activities at:

●	the Santa Cruz Project where $46.4 million of exploration expenditure was incurred in the nine months ended September 30, 2022 compared to $2.6 million incurred in the nine months ended September 30, 2021. Activities during the nine months ended September 30, 2022 at Santa Cruz were focused on a program of resource in-fill, geotechnical, hydrological and metallurgical drilling, in addition to a 26.5 km2 (6,500 acre) Typhoon™ 3D IP survey that was completed in July 2022. Included in the $46.4 million of exploration expenditure was a $5.7 million expense related to amounts that had been previously capitalized as part of an agreement to purchase certain land adjacent to the Santa Cruz Project. In September 2022, the agreement was terminated by the Company.
●	the San Matias Project where $11.8 million of exploration expenditure was incurred in the nine months ended September 30, 2022, focused on the commencing of a Feasibility Study on the Alacran deposit in May 2022 which included starting the 25,000-metre initial phase drill program; and
●	the Pinaya Project where $2.4 million of exploration expenditure was incurred in the nine months ended September 30, 2022. Activities included a 3,046-meter drill program that began in November 2021 and that was completed in January 2022 as well as expenditures related to the IP survey which began in March 2022 and that was completed on June 30, 2022.

General and administrative expenses of $16.7 million for the nine months ended September 30, 2022 increased by $2.6 million from $14.1 million in the nine months ended September 30, 2021. Several items contributed to the increase, including:

●	a $1.1 million increase in accounting and audit fees largely related to the requirements of our filings and IPO;
●	a $1.7 million increase in directors and officers insurance expenses during the nine months ended September 30, 2022 in relation to the new directors and officers’ insurance policy we entered into when we became a public company in June 2022. There was no similar expense in prior years;

●	a $0.7 million increase in administration expenses at VRB primarily due to an increase in professional fees in relation to certain technical studies that it was conducting;
●	The above increases were offset by $1.4 million of financing fees relating to 2021 Series 1 Convertible Notes and common stock private placement in the nine month period ended September 30, 2021. There was no similar expense in the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we recorded a non-cash $19.0 million loss on revaluation of convertible debt which related to the conversion of the Notes that were automatically converted into shares of common stock upon the completion of the IPO on June 30, 2022.

Revenue for the nine months ended September 30, 2022 was $8.2 million, an increase of $4.1 million from $4.1 million for the nine months ended September 30, 2021.

	Nine months ended September 30,
	2022	2021
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$7,545	$3,993
Cost of sales	(444)	(1,091)
Gross profit	$7,101	$2,902
VRB: Energy storage systems:
Revenue	$627	$106
Cost of sales	(598)	(81)
Gross profit	$29	$25
Total:
Revenue	$8,172	$4,099
Cost of sales	(1,042)	(1,172)
Gross profit	$7,130	$2,927

CGI’s software licensing and data processing services to the mining and oil and gas industries represented 92.3% of our revenue for the nine months ended September 30, 2022 ($7.5 million) and 97.4% for the nine months ended September 30, 2021 ($4.0 million). The increase in CGI’s revenue was a result of a new contract that CGI entered into with one of its customers upon the expiration in 2021 of a previous three-year contract. Under the new agreement with this customer, CGI agreed to license certain software for a one-time fee of $6.5 million, which was received and recognized in the first quarter of 2022. As at September 30, 2022, there only remains a final payment of $250,000 under this agreement due in 2023. We cannot provide any assurance that we will enter into any additional contracts with this customer in the future.

VRB’s energy storage system revenue represented 7.7% of our revenue for the nine months ended September 30, 2022 ($0.6 million) and 2.6% for the nine months ended September 30, 2021 ($0.1 million). During the nine months ended September 30, 2022, VRB delivered, installed and commissioned a 125kW/500kWh energy storage system to a customer which resulted in $0.3 million of revenue being recognized. In addition, VRB also recognized $0.3 million in revenue from the sale of electrolyte.

Research and development expenses for the nine months ended September 30, 2022 were $3.7 million, an increase of $1.0 million from the same period in 2021 attributable to a $0.6 million increase in research and development activity at CGI and a $0.4 million increase at VRB. Research and development activities increased in 2022 at CGI as CGI has been focused on developing its services to generate new business after completing the $6.5 million software licensing agreement.

Liquidity, Capital Resources and Capital Requirements

Cash Resources

We have recurring net losses and negative operating cash flows and we expect that we will continue to operate at a loss for the foreseeable future.

We generate revenue only from our technology businesses. We have not generated any revenue from our mining projects and do not expect to generate any revenue from our mining projects for the foreseeable future.

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

At September 30, 2022, and December 31, 2021, we had cash and cash equivalents of $177.7 million and $49.9 million, respectively, and a working capital balance of $172.1 million and $17.7 million, respectively. Of the total cash and cash equivalents at September 30, 2022 and December 31, 2021, $16.7 million and $28.5 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.

We believe that we will have sufficient cash resources to carry out our business plans, including our currently planned exploration activities at our mineral projects, for at least the next 12 months. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned exploration activities.

Our significant operational expenses include the payments that we anticipate making under the various earn-in and option agreements to which we are a party. These agreements are structured to provide us with flexibility whereby our ability to continue to explore on a mineral project is contingent on funding agreed specified levels over specified time intervals. A summary of our mineral obligations and payments as at September 30, 2022 are as follows:

Mineral Project Obligation and Payments as at September 30, 2022 (in $ thousands)

Mineral Project	Commitment	2022	2023	2024	2025	2026-2032	Total
In $ thousands)
Santa Cruz (USA)	Discretionary	$—	6,550	10,300	596	$—	$17,446
Santa Cruz (USA)	Non-discretionary	—	800	920	—	—	1,720
Total Santa Cruz (USA)		—	7,350	11,220	596	—	19,166
Tintic (USA)	Discretionary	—	5,288	—	—	—	5,288
Hog Heaven (Montana)	Discretionary	—	3,500	500	500	39,000	43,500
Ivory Coast (Ivory Coast)	Discretionary	—	—	—	—	7,762	7,762
South Voisey’s Bay (Canada)	Discretionary	—	—	4,416	—	—	4,416
Crystal Haven (Australia)	Discretionary	—	7,000	—	35,000	—	42,000
Unity (USA)	Discretionary	—	2,000	2,250	—	—	4,250
Cave & Lincoln (USA)	Discretionary	—	150	200	250	2,250	2,850
Carolina Mining (USA)	Discretionary	—	—	—	5,000	20,000	25,000
Total		$—	$25,288	$18,586	$41,346	$69,012	$154,232

Cash Balances as of September 30, 2022

The table below discloses the amounts of cash disaggregated by currency denomination as of September 30, 2022 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
		Canadian	Chinese
	US dollars	dollars	Renminbi	Other	Total
(In $ thousands)
Jurisdiction of Entity:
USA	$159,733	$582	$—	$—	$160,315
Cayman Islands	9,398	9	—	—	9,407
Canada	3,046	2,654	—	—	5,700
China	—	—	1,607	—	1,607
British Virgin Islands	451	2	—	—	453
Other	62	1	—	121	184
Total	$172,690	$3,248	$1,607	$121	$177,666

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

There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the three and nine month periods ended September 30, 2022 and 2021.

Refer to Note 22 of our audited consolidated and combined carve out financial statements for the year ended December 31, 2021 included in the Final Prospectus, which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.

Cash Flows

The following table presents our sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2022	2021
(In thousands)
Net cash (used in) provided by:
Operating activities	$(78,777)	$(29,523)
Investing activities	(38,343)	(8,803)
Financing activities	245,508	109,355
Effect of foreign exchange on cash	(572)	(183)
Total change in cash	$127,816	$70,846

Operating activities.

Net cash used in operating activities for the nine months ended September 30, 2022 was $78.8 million, an increase of $49.3 million from the $29.5 million of net cash used for the nine months ended September 30, 2021.

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

Net cash used in investing activities for the nine months ended September 30, 2022 of $38.3 million was mainly attributable to $33.9 million for payments for mineral interests of which $28.8 million were for the Santa Cruz Project and $5.8 million were for the Tintic Project.

Financing activities.

During the nine months ended September 30, 2022, there was $246.5 million of net cash provided by financing activities representing the $159.3 million of net cash raised upon the closing of our IPO on September 30, 2022, and $86.2 million raised from the sale of the Series 2 Convertible Notes.

Contractual Obligations and Commitments

As of September 30, 2022, we had the following material contractual obligations in addition to our mineral project payments described above.

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations (a)	$24,000	$—	$—	$24,000	$—
Leases	1,347	353	991	2	—
Other long-term contractual liabilities (b)	363	—	363	—	—
Total contractual obligations	$25,710	$353	$1,354	$24,002	$—
(a)	Long-term obligations include the $24.0 million convertible bond issued by VRB that matures in 2026 if not converted to common shares of VRB prior such date. At September 30, 2022, the value of the convertible bond including accrued interest was $26.4 million.
(b)	Includes all other long-term financial liabilities reflected on our balance sheet that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

As of September 30, 2022, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.

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

Realization of deferred tax assets is contingent on the generation of future taxable income. As a result, we consider whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, we provide a valuation allowance for amounts not likely to be recognized. In determining our valuation allowance, we have not assumed future taxable income from sources other than the reversal of existing temporary differences. The extent to which a valuation allowance is warranted may vary as a result of changes in our estimates of future taxable income. In addition to the potential generation of future taxable income through the establishment of economic feasibility, development and operation of mines on our exploration assets, estimates of future taxable income could change in the event of disposal of assets, the identification of tax-planning strategies or changes in tax laws that would allow the benefits of future deductible temporary differences in certain entities or jurisdictions to be offset against future taxable temporary differences in other entities or jurisdictions.

We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of September 30, 2022.

Recently adopted accounting standards and recent accounting pronouncements

There were no significant updates to previously reported accounting standards. See Note 2 of the condensed interim consolidated and combined carve-out financial statements included in this Quarterly Report.

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

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make a provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. We believe that none of the litigation in which we are currently involved, or have been involved in since the beginning of our most recently completed fiscal year, individually or in the aggregate, is material to our financial condition, cash flows or results of operations.

Two of our subsidiaries are involved in legal proceedings described below.

Our subsidiary Kaizen is currently involved in litigation in British Columbia, Canada which commenced in 2017. The proceedings relate to a claim by AM Gold Inc. (“AMG”) against Kaizen in respect of its acquisition of the Pinaya Project. On September 2, 2022, the Supreme Court of Canada dismissed the application of AMG seeking leave to appeal the January 21, 2022 decision of the British Columbia Court of Appeal. The British Columbia Court of Appeal decision upheld the March 23, 2021 decision of the trial judge which dismissed all of AMG’s claims against Kaizen. There is no further avenue of appeal or review available to AMG from the Supreme Court of Canada’s judgment. In a separate decision by the trial judge, Kaizen was awarded the costs of the trial on an enhanced, substantial-indemnity basis against AMG and its principal John Fiorino. AMG and Mr. Fiorino appealed the costs award and on August 22, 2022, the Court of Appeal partially allowed the appeal, reversing the substantial-indemnity costs order. The Court of Appeal upheld the order that Mr. Fiorino be liable to pay the costs along with AMG and directed that such costs are payable at 1.5 times the rates provided in the BC Supreme Court Rules Tariff of Costs. Kaizen is also entitled to recover the costs of the merits appeal and the application for leave to the Supreme Court of Canada. Kaizen will have to pay AMG’s cost with respect to the costs appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2022

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

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

The net proceeds from the IPO to us, after deducting underwriting discounts and commissions and offering expenses of $11.1 million, were $158.0 million. No IPO expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in our planned use of the net proceeds from our IPO described in the Final Prospectus.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Ivanhoe Electric Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2022)
3.2	Amended and Restated Bylaws of Ivanhoe Electric Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2022)
10.1*	Employment Agreement dated October 21, 2022 between the Company and Taylor Melvin.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	By:	/s/ Robert Friedland
Robert Friedland
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Catherine Barone
Catherine Barone
Interim Chief Financial Officer
(Principal Financial Officer)