Form 10-Q
period 2023-03-31
Ivanhoe Electric Inc.
filed 2023-05-15
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 15, 2023, the registrant had 92,979,197 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended March 31, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$106,995	$139,660
Accounts receivable	2,207	1,497
Inventory	5,869	5,648
Prepaid expenses and deposits	3,085	4,226
	118,156	151,031
Non-current assets:
Investments subject to significant influence	6,118	5,998
Other investments	1,656	2,220
Exploration mineral interests	88,520	86,758
Property, plant and equipment	4,214	3,934
Intangible assets	546	1,249
Other non-current assets	8,157	9,296
Total assets	$227,367	$260,486

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,934	$13,943
Lease liabilities, current	831	706
Contract liability	3,572	2,783
	17,337	17,432
Non-current liabilities:
Deferred income taxes	3,878	3,888
Convertible debt	26,427	25,918
Due to related party	10,305	10,010
Lease liabilities, net of current portion	294	403
Other non-current liabilities	44	388
Total liabilities	58,285	58,039

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.0001; 700.0 million shares authorized; 93.0 million shares issued and outstanding as of March 31, 2023 (December 31, 2022 - 700.0 million shares authorized; 93.0 million issued and outstanding)	9	9
Additional paid-in capital	414,897	409,683
Accumulated deficit	(238,202)	(202,128)
Accumulated other comprehensive income	(1,235)	(1,189)
Equity attributable to common stockholders	175,469	206,375
Non-controlling interests	(6,387)	(3,928)
Total equity	169,082	202,447
Total liabilities and equity	$227,367	$260,486

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$679	$6,762
Cost of sales	(184)	(52)
Gross profit	495	6,710

Operating expenses:
Exploration expenses	26,559	17,323
General and administrative expenses	10,633	5,226
Research and development expenses	1,843	1,331
Selling and marketing expenses	49	36

Loss from operations	38,589	17,206

Other expenses (income):
Interest (income) expense, net	(32)	762
Foreign exchange (gain) loss	(161)	189
Loss (gain) on revaluation of investments	375	(4,659)
Loss on revaluation of convertible debt	—	2,632
Share of loss of equity method investees	622	—
Other (income) expenses, net	(741)	223

Loss before income taxes	38,652	16,353

Income taxes	(72)	1,321

Net loss	38,580	17,674
Less loss attributable to non-controlling interests	(2,506)	(2,222)
Net loss attributable to common stockholders or parent	36,074	15,452

Net loss	38,580	17,674
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustments	68	(106)
Other comprehensive loss (income)	68	(106)
Comprehensive loss	$38,648	$17,568

Comprehensive loss attributable to:
Common stockholders or parent	36,120	15,350
Non-controlling interests	2,528	$2,218
	$38,648	$17,568

Net loss per share attributable to common stockholders
Basic and diluted	$0.39	$0.24
Weighted-average common shares outstanding
Basic and diluted	92,964,249	63,925,334

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)
Three months ended March 31, 2023 and 2022

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Non-controlling interest	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2022	63,925,334	$6	$75,743	$(52,314)	$(1,502)	$5,881	$27,814
Net loss	—	—	—	(15,452)	—	(2,222)	(17,674)
Other comprehensive income	—	—	—	—	102	4	106
Share-based compensation	—	—	882	—	—	73	955
Balance at March 31, 2022	63,925,334	$6	$76,625	$(67,766)	$(1,400)	$3,736	$11,201

Balance at January 1, 2023	92,960,584	$9	$409,683	$(202,128)	$(1,189)	$(3,928)	$202,447
Net loss	—	—	—	(36,074)	—	(2,506)	(38,580)
Other comprehensive loss	—	—	—	—	(46)	(22)	(68)
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	1,000	—	3	—	—	—	3
Share-based compensation	—	—	5,067	—	—	65	5,132
Other changes in non-controlling interests	—	—	(6)	—	—	4	(2)
Balance at March 31, 2023	92,971,865	$9	$414,897	$(238,202)	$(1,235)	$(6,387)	$169,082

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Three months ended March 31, 2023 and 2022

	2023	2022
Operating activities
Net loss	$(38,580)	$(17,674)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,040	1,053
Share-based compensation	5,132	955
Non-cash exploration expense	662	—
Non-cash research and development expense	645	—
Unrealized foreign exchange (gain) loss	(155)	225
Interest expense	804	758
Income taxes	(72)	1,321
Loss on revaluation of convertible debt	—	2,632
Loss (Gain) on revaluation of investments	375	(4,659)
Share of loss of equity method investees	622	—
Other	(141)	344

Changes in other operating assets and liabilities:
Trade accounts receivable	(710)	253
Inventory	(144)	(449)
Operating lease liabilities	(283)	(267)
Accounts payable and accrued liabilities	(1,108)	1,134
Other operating assets and liabilities	1,894	(245)
Net cash used in operating activities	(30,019)	(14,619)

Investing activities
Purchase of mineral interests	(1,763)	(4,714)
Purchase of property, plant and equipment and intangible assets	(348)	(93)
Purchase of investments subject to significant influence	(555)	(793)
Net cash used in investing activities	(2,666)	(5,600)

Financing activities
Proceeds from exercise of stock options	3	—
Net cash provided by financing activities	3	—

Effect of foreign exchange rate changes on cash and cash equivalents	17	138
Decrease in cash and cash equivalents	(32,665)	(20,081)
Cash and cash equivalents, beginning of the year	139,660	49,850
Cash and cash equivalents, end of the period	$106,995	$29,769

Supplemental cash flow information
Cash paid for income taxes	1,069	$208

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock; earn-in payment	$150	$—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) was incorporated in the State of Delaware, USA, on July 14, 2020. Ivanhoe Electric is a mineral project exploration and development company with a focus on identifying and developing mineral projects, and ultimately mines, associated with the metals necessary for electrification, in particular, copper, nickel, cobalt, vanadium, gold, silver, and the platinum group metals.
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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at March 31, 2023 (December 31, 2022 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at March 31, 2023 (December 31, 2022 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 63.3% as at March 31, 2023 (December 31, 2022 — 63.3%).
•Kaizen Discovery Inc. (“Kaizen”) holds the Pinaya copper-gold exploration project in Peru. Ivanhoe Electric had an ownership interest in Kaizen of 82.5% as at March 31, 2023 (December 31, 2022 — 82.7%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated and combined carve-out financial statements and notes contained on its Form 10-K for the year ended December 31, 2022. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Reverse stock split:
In June 2022, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s outstanding common stock at a ratio of 3-for-1 (the “Reverse Stock Split”) effective as of June 16, 2022. The number of authorized shares and the par value of the common stock were not adjusted as a result of the Reverse Stock Split. For periods before June 16, 2022, all references to common stock, options to purchase common stock, per share data, and related information contained in the condensed interim consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.
The condensed interim consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.
References to “$” refer to United States dollars and “Cdn$” to Canadian dollars.
2. Significant accounting policies:
The Company discloses in its consolidated financial statements for the year ended December 31, 2022, those accounting policies that it considers significant in determining its results of operations and financial position. There

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
have been no material changes to, or in the application of, the accounting policies previously identified and described in the Company’s consolidated and combined carve-out financial statements for the year ended December 31, 2022.
Recent accounting pronouncements not yet adopted:
In August 2020, the FASB issued ASU 2020-06 Debt — Debt with Conversion and Other Options (Topic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Topic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with both liability and equity characteristics. The Company is required to adopt ASU 2020-06 for fiscal years beginning after December 15, 2023 and is currently evaluating the expected impact on the consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The update is to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The Company intends to adopt ASU 2022-03 on January 1, 2024 and is currently evaluating the expected impact on the consolidated financial statements.
3. Use of estimates:
The preparation of consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from these estimates.
The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated and combined carve-out financial statements for the year ended December 31, 2022.
4. Cash and cash equivalents:
Of the total cash and cash equivalents at March 31, 2023 and December 31, 2022, $10.2 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.
At March 31, 2023, the Company does not have any cash equivalents in the form of redeemable short-term investments (December 31, 2022 - $2.3 million).
5. Investments subject to significant influence:
The Company’s principal investment subject to significant influence is Sama Resources Inc. (“Sama”). Others include its investments in Fjordland Exploration Inc. (“Fjordland”) and Sama Nickel Corporation (“SNC”).

	Carried at fair value		Equity method
	Sama	Fjordland	SNC	Total
Balance at December 31, 2022	4,799	309	890	5,998
Change in fair value	189	—	—	189
Investment	—	—	555	555
Share of loss	—	—	(622)	(622)
Foreign currency translation	—	—	(2)	(2)
Balance at March 31, 2023	$4,988	$309	$821	$6,118

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
6. Exploration mineral interests:

	Santa Cruz	Tintic	Pinaya	San Matias	Other	Total
Balance at December 31, 2022	$40,880	$27,138	$2,525	$15,315	$900	$86,758
Acquisition costs	—	1,763	—	—	—	1,763
Foreign currency translation	—	—	(1)	—	—	(1)
Balance at March 31, 2023	$40,880	$28,901	$2,524	$15,315	$900	$88,520
7. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2022	$25,918
Interest expense	509
Balance at March 31, 2023	$26,427
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
8. Equity:
(a) Stock-based compensation:
(i) Stock options:
During the three months ended March 31, 2023, the Company granted stock options to certain new management of the Company. The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date. The stock options were granted at an exercise price equal to the closing stock price on the grant date.
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
Information related to stock options granted during the three months ended March 31, 2023 is presented below.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Grant date: February 1, 2023	Grant date: March 1, 2023
Exercise price	$13.23	$15.46
Number of options granted	500,000	100,000
Weighted average assumptions used to value stock option awards:
Expected volatility	69.8%	69.5%
Expected life of options (in years)	4	4
Expected dividend rate	0%	0%
Risk-free interest rate	3.73%	4.52%
Weighted average grant-date fair value (per option)	$7.22	$8.53
(ii) Stock settled restricted stock units ("RSUs"):
On January 1, 2023, Ivanhoe Electric granted 750,000 stock-settled RSUs to a new executive of the Company. The RSUs comprise five equal tranches vesting in one-fifth annual increments beginning one year from the grant date. The fair value of the stock-settled RSUs is amortized over the vesting period. The total fair value of the January 1, 2023 RSU grant was $9.1 million.
9. Revenue:
The Company recognized revenue from the following sources:

	Three months ended March 31:
Revenue type	2023	2022
Software licensing	$400	$6,702
Data processing services	279	60
Renewable energy storage systems (Note a)	—	—
Total	$679	$6,762
(a)At March 31, 2023, the Company had a contract liability of $3.6 million (December 31, 2022 — $2.8 million) relating to the sale of renewable energy storage systems.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
10. Exploration expense:

	Three months ended March 31:
Project	2023	2022
Santa Cruz, USA	$14,682	$9,798
San Matias, Colombia	4,658	2,376
Tintic, USA	1,121	289
Hog Heaven, USA	638	560
White Hill, USA (Note a)	491	—
Lincoln, USA	295	13
Carolina, USA	238	—
Pinaya, Peru	157	686
Generative exploration and other	4,279	3,601
Total	$26,559	$17,323
(a)White Hill project:
On February 22, 2023, the Company entered into an agreement with Exiro Minerals USA Corp. (“Exiro”) which gives the Company the right to earn an 80% interest in the White Hill Project located in the Gillis Range, Mineral County, Nevada, by incurring $10.0 million of expenditures and making payments to Exiro totaling $5.0 million ($3.6 million in cash and $1.4 million in our common stock) within six years of signing the agreement.
11. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended March 31,
	March 31, 2023	December 31, 2022	2023	2022
Total Expenses
Global Mining (Note a)	1,538	1,383	4,316	2,737
Ivanhoe Capital Aviation (Note b)	—	83	250	250
I-Pulse (Note c)	—	—	1,157	—
Total	1,538	1,466	5,723	2,987
Advances
Global Mining (Note a)	1,988	1,987	—	—
Deposit
I-Pulse (Note c)	5,971	7,128	—	—
Loan
JCHX Mining Management Co., Ltd (Note d)	10,305	10,010	—	—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Transactions for the three months ended March 31,
	2023	2022
Expense classification
Exploration expenses	3,042	1,515
General and administrative expenses	2,031	1,472
Research and development expenses	650	—
	5,723	2,987
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at March 31, 2023 (December 31, 2022 — 7.1%).
(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.
(c)I-Pulse Inc. (“I-Pulse”) is a significant shareholder of the Company. On October 24, 2022 the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters to be delivered in stages over approximately three years. The total purchase price for the six Typhoon™ transmitters is $12.4 million, which includes research and development costs of $2.8 million. The agreement also includes annual maintenance costs of $1.7 million per year. The Company is recognizing the research and development costs and annual maintenance costs on a straight line basis in the condensed interim consolidated statement of loss. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered.
(d)JCHX Mining Management Co., Ltd (“JCHX") held 19.9% of Cordoba’s issued and outstanding common stock as at March 31, 2023 (December 31, 2022 - 19.9%).
In December 2022, JCHX advanced a bridge loan of US$10 million to Cordoba. The bridge loan is for an 18-month term and bears interest at 12% per annum during the first 12 months of the term and 14% per annum during the remaining six months.
Upon closing the project financing transaction described in Note 15, all of the principal and interest outstanding on the bridge loan was applied towards that transaction’s first installment as a payment in kind.
In the event the bridge loan was not repaid, JCHX had the option to receive payment in kind equal to 20% of the total issued shares of CMH Colombia S.A.S. (“CMH”), a Colombian subsidiary of Cordoba.
12. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	5,297	—	—	5,108	—	—
Other investments	1,656	—	—	2,220	—	—
Total financial assets	$6,953	$—	$—	$7,328	$—	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
There were no movements in level three instruments for the three months ended March 31, 2023.
13. Segment reporting:
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
The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.
Segment information for the periods presented is as follows:

	Three months ended March 31, 2023
	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$679	$—	$679
Intersegment revenues	—	48	—	48
Loss (income) from operations	36,159	399	2,031	38,589
Segment Assets	208,441	3,633	15,293	227,367

	Three months ended March 31, 2022
	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$6,762	$—	$6,762
Intersegment revenues	—	43	—	43
Loss (income) from operations	20,780	(5,549)	1,975	17,206
Segment Assets	106,792	8,529	26,334	141,655
14. Commitments and contingencies:
The Company has entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 11).
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
15. Subsequent events:
(a) On May 8, 2023, Cordoba announced that Cordoba and JCHX had satisfied all necessary conditions to close the $100 million strategic arrangement for the joint development of the Alacran Project in Colombia. As a result of the closing, JCHX has funded the initial installment of $40 million towards its 50% ownership interest in CMH, which owns 100% of the Alacran Project and is the joint venture vehicle for Cordoba and JCHX in this strategic project level partnership.
For its 50% interest, JCHX will pay the $100 million purchase price in three installments. The first payment of $40 million was made by JCHX at closing. A second installment of $40 million is payable in cash upon the board of

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
directors of Cordoba approving the Feasibility Study of the Alacran Project, and the filing of the Environmental Impact Assessment (“EIA”) to the relevant Colombian Government authority, but in no event shall such second installment be paid later than the second anniversary of the closing of the transaction. A third and final installment of $20 million is payable in cash once the approval of the EIA is obtained, which must be within two years of the transaction’s closing date. Should the EIA not be approved by the second anniversary of the closing date, JCHX will have the option to elect not to complete this final installment, which will result in JCHX being diluted to 40% and Cordoba increasing to a majority 60% shareholding in CMH.
In December 2022, JCHX advanced a bridge loan of $10 million to Cordoba. Upon closing of the transaction, the entire balance owing under the bridge loan and accrued interest was applied towards the first installment as a payment in kind.
(b) On May 10, 2023, Ivanhoe Electric signed a binding purchase and sale agreement (“PSA”) for the acquisition of surface land at its Santa Cruz Project in Arizona. The acquisition totals 6,205 acres of surface title and associated water rights.
Under the terms of the PSA, Ivanhoe Electric will acquire the land for a total purchase price of $120.5 million to be paid in installments, as follows:
•$5.0 million deposit, paid May 11, 2023, becomes non-refundable upon successful completion of due diligence;
•$34.3 million payable at the time of closing, expected in May 2023, inclusive of the $5.0 million deposit;
•$34.3 million, plus accrued interest, payable on or before six months following the date of closing;
•Four equal principal payments of $13.0 million on the first, second, third and fourth anniversaries of the Second Closing Payment, plus applicable accrued interest.
Interest on future payments will accrue at a rate of Prime plus 1%.
(c) On May 15, 2023, Ivanhoe Electric signed a definitive agreement with Saudi Arabian Mining Company Ma’aden (“Ma’aden”) which finalized the terms of the transactions previously announced on January 11, 2023. The transactions include the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore approximately 48,500 km2 of prospective land in Saudi Arabia and a $126.5 million strategic investment by Ma'aden in Ivanhoe Electric common stock.
The Company expects to issue approximately 10.2 million common shares to Ma’aden, representing 9.9% of common shares outstanding, at a purchase price of $12.38 per share. Of the $126.5 million total proceeds from the private placement, $66 million will go to the joint venture to fund exploration activities, including the purchase of three new TyphoonTM machines. The remaining $60 million will be retained by Ivanhoe Electric to advance our portfolio of US mineral projects, and for working capital and general corporate purposes.
At closing, Ivanhoe Electric will grant Ma’aden a top-up right allowing Ma’aden to maintain its 9.9% ownership, and Ma’aden will agree to a five-year standstill limiting its shareholding to a maximum of 19.9%, subject to certain exceptions. Ma’aden will have the right to appoint a nominee to the Ivanhoe Electric board of directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited consolidated and combined carve-out financial statements and the related notes for the fiscal year ended December 31, 2022 included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “2022 Form 10-K”).

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results of exploration activities, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, and our anticipated uses of the net proceeds from our initial public offering. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: our mineral projects are all at the exploration stage; we have no mineral reserves, other than at the San Matias project; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource calculations at the Santa Cruz Project are only estimates; actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against two of our subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties or successfully manage joint ventures; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; and our operations may be impacted by the COVID-19 pandemic, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy.
You should carefully consider these risks, as well as the additional risks described in other documents we file with the SEC. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
These factors should not be construed as exhaustive and should be read in conjunction with the risks described under the heading “Risk Factors” in our 2022 Form 10-K. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in the 2022 Form 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Business Overview
We are a United States domiciled minerals exploration and development company with a focus on developing mines from mineral deposits principally located in the United States in order to support domestic supply chain independence and to deliver the critical metals necessary for electrification of the economy. We believe the United States is significantly underexplored and will yield major new discoveries of these metals. Our mineral exploration efforts focus on copper, nickel, vanadium, cobalt, platinum group elements, gold and silver. All of our mineral properties are in the exploration stage.
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
Our two material mineral projects are the Santa Cruz Copper Project (“Santa Cruz” or the “Santa Cruz Project”) in Arizona and the Tintic Copper-Gold Project (“Tintic” or the “Tintic Project”) in Utah. We have the option to acquire 100% of the mineral rights constituting the Santa Cruz and Tintic projects. On May 11, 2023, we announced the signing of a binding purchase and sale agreement for the acquisition of 6,205 acres of surface title and associated water rights at the Santa Cruz Project for a total purchase price of $120.5 million to be paid in installments over a 4.5-year period. We also hold the option to acquire all the mineral titles contiguous with the acquired surface lands. Those mineral rights will be formally acquired upon the completion of scheduled option payments in August 2023 and 2024. At that time, we will have a unified land and mineral package encompassing the entire Santa Cruz Project.
Our other key mineral projects include the Hog Heaven Project, located in Montana (the “Hog Heaven Project”), and the Ivory Coast Project located in the Ivory Coast, West Africa, which is held through our 22.8% equity interest in Sama Resources Inc. (“Sama”) and our 30% direct interest in the Sama Nickel Corporation Inc. joint venture.
We also have investments in publicly traded companies in Canada, and through our ownership of equity in those companies, we have an indirect interest in mineral projects in the United States, Canada, Colombia and Peru.
In addition to our mineral projects, we also own controlling interests in two technology companies: VRB and CGI. As of March 31, 2023, we owned 90.0% of the outstanding shares of VRB. VRB and its subsidiary companies are primarily engaged in the design, manufacture, installation, and operation of energy storage systems. As of March 31, 2023, we owned 94.3% of CGI’s outstanding shares. CGI has developed technology that consists of sophisticated codes to process geophysical data and build 3D subsurface images that could indicate the presence of various natural resources, including metallic minerals and water. CGI offers mineral prospectivity and drill target identification services, data analytic tools and optimization of operational processes. CGI provides fee-for-service and licensing agreements for one-off technology applications to customers in the area of critical minerals, energy and water exploration.
On May 15, 2023, we signed a definitive agreement with Saudi Arabian Mining Company Ma’aden (“Ma’aden”) which finalized the terms of the transactions previously announced on January 11, 2023. The transactions include the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore approximately 48,500 km2 of prospective land in Saudi Arabia, and a $126.5 million strategic investment by Ma'aden in Ivanhoe Electric common stock. We expect to issue approximately 10.2 million common shares to Ma’aden, representing 9.9% of common shares outstanding, at a purchase price of $12.38 per share. Of the $126.5 million total proceeds from the private placement, $66 million will go to the joint venture to fund exploration activities, including the purchase of three new-generation TyphoonTM machines. The remaining $60 million will be retained by Ivanhoe Electric to advance our portfolio of US mineral projects, and for working capital and general corporate purposes. The transactions are expected to close by the end of June 2023 subject to the approval of a supplemental listing application by the New York Stock Exchange and the corporate and regulatory formalities required in Saudi Arabia to incorporate the joint venture entity.
On June 30, 2022, we completed an initial public offering and the Company’s shares were listed on the NYSE American and the TSX under the ticker symbol “IE”.
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

Impact of the COVID-19 Pandemic
The COVID-19 global pandemic has caused governments worldwide to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, business shutdowns, and other measures. The COVID-19 pandemic has negatively affected the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly affected global supply chains, all of which have and are expected to continue to affect our future exploration activities and business. To the extent the COVID-19 pandemic adversely affects our business prospects, financial condition, and results of operation, it may also have the effect of exacerbating many of the other risks described in the Item 1A. Risk Factors section in our 2022 Form 10-K.
Segments
We account for our business in three business segments – (i) critical metals, (ii) data processing and software licensing services and (iii) energy storage systems.
Significant Components of Results of Operations
Revenue, Cost of Sales and Gross Profit
We generate revenue from our technology businesses CGI and VRB, which are included in the data processing and software licensing business segment and the energy storage systems business segment, respectively.
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
Included in exploration expenses are exploration costs that we incur in relation to generating new projects. These activities may or may not proceed to earn-in agreements depending on our evaluation. These are categorized as “Generative exploration and other”.
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock-based compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses have increased significantly now that we are operating as a public company and have added to our management team. In particular, we expect to incur increased general and administrative expenses costs in 2023 compared to 2022 for salaries, non-cash stock-based compensation, compliance related costs and directors’ and officers’ insurance expense.
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
We also have research and development expenses that we incur in relation to TyphoonTM. In 2023, we have commenced design and development activities for our next generation of TyphoonTM equipment.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
For the three months ended March 31, 2023 we recorded a net loss attributable to common stockholders of $36.1 million ($0.39 per share), compared to $15.5 million ($0.24 per share) for the three months ended March 31, 2022, which was an increase of $20.6 million. Significant contributors to this increase for the three months ended March 31, 2023 included an increase of $9.2 million in exploration expenditures, an increase of $5.4 million in general and administrative expenses, and a decrease of $6.1 million in revenue compared to the three months ended March 31, 2022.
Exploration expenses were $26.6 million for the three months ended March 31, 2023, an increase of $9.2 million from $17.3 million for the three months ended March 31, 2022. Exploration expenses consisted of the following:

	Three months ended March 31,
(In thousands)	2023	2022
Exploration Expenses:
Santa Cruz, USA	$14,682	$9,798
San Matias, Colombia	4,658	2,376
Tintic, USA	1,121	289
Hog Heaven, USA	638	560
White Hill, USA	491	—
Lincoln, USA	295	13
Carolina, USA	238	—
Pinaya, Peru	157	686
Generative exploration and other	4,279	3,601
Total	$26,559	$17,323
During the three months ended March 31, 2023, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $14.7 million of exploration expenditure was incurred in the three months ended March 31, 2023 compared to $9.8 million incurred in the three months ended March 31, 2022. Activities during the three months ended March 31, 2023 at Santa Cruz were focused on a program of exploration and infill resource, geotechnical, hydrological and metallurgical drilling, advancing technical studies, completing an updated mineral resource estimate and beginning an Initial Assessment Study for the Santa Cruz Copper Project.
•the San Matias Project where $4.7 million of exploration expenditure was incurred by Cordoba Minerals for the three months ended March 31, 2023 focused on continuing work on the feasibility study on the Alacran deposit. Activities during the three months ended March 31, 2023 included ongoing infill geotechnical, metallurgical, hydrological and infill resource drilling to advance the feasibility study. During the three months ended March 31, 2023 a total of 3,946 meters of infill diamond drilling was completed. To date, a total of approximately 40,000 meters out of the planned 42,000 meter infill diamond drilling campaign have been completed; and
•the Tintic Project where $1.1 million of exploration expenditure was incurred in the three months ended March 31, 2023 compared to $0.3 million incurred in the three months ended March 31, 2022. Activities during the three months ended March 31, 2023 at Tintic were focused on completing an initial diamond drill hole which we commenced drilling in November 2022 and completed in February 2023 in challenging snowy conditions. We expect to execute a more extensive drilling campaign at Tintic during the spring of 2023 when operating conditions improve; and
General and administrative expenses were $10.6 million for the three months ended March 31, 2023, an increase of $5.4 million from $5.2 million in three months ended March 31, 2022. Several items contributed to the increase, including:

•a $3.8 million increase in stock-based compensation expense largely due to impact of the additional non-cash stock-based compensation expense of the additional Ivanhoe Electric stock option and RSU grants that occurred in November 2022 and during the three months ended March 31, 2023; and
•a $1.6 million increase in directors and officers insurance expenses for the three months ended March 31, 2023 in relation to the new director and officers insurance policy we entered into when we became a public company in June 2022. There was no similar expense in the three months ended March 31, 2022.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100.0% of our revenue for the three months ended March 31, 2023 ($0.7 million) and 100.0% for the three months ended March 31, 2022 ($6.8 million). VRB generated no revenue during these periods.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Percentage Change
(In thousands)
Software licensing and data processing services:
Revenue	$679	$6,762	(90)%
Cost of sales	(184)	(52)	254%
Gross profit	$495	$6,710	(93)%
CGI’s revenue for the three months ended March 31, 2023 was $0.7 million a decrease of $6.1 million from $6.8 million for the three months ended March 31, 2022. The decrease in CGI’s revenue was a result of revenue for the three months ended March 31, 2022 including a one-time amount of $6.5 million relating to a new contract that CGI entered into with one of its customers upon the expiration of a previous three-year contract. Under that agreement with this customer, CGI agreed to license certain software for a one-time fee of $6.5 million, which was received and recognized in the first quarter of 2022. CGI’s revenue for the three months ended March 31, 2023 consisted of $0.4 million of software licensing revenue and $0.3 million in revenue from processing data.
CGI’s gross profit for the three months ended March 31, 2023 was $0.5 million, a decrease of $6.2 million from $6.7 for the three months ended March 31, 2022. The licensing of certain software for a one-time fee of $6.5 million had a direct impact on gross profit for the three months ended March 31, 2022 as the licenses had no underlying carrying value and therefore resulted in a $6.5 million gross profit being recognized.
Research and development expenses for the three months ended March 31, 2023 were $1.8 million, an increase of $0.5 million from the same period in 2022 primarily attributable to incurring $0.6 million of expenditure in the first quarter of 2023 on commencing research and development activities for our next generation of TyphoonTM equipment.
Stock-Based Compensation
During the three months ended March 31, 2023, we granted stock options to certain new employees of the Company. In February 2023, we granted 500,000 stock options at an exercise price of $13.23 per share and in March 2023, we granted 100,000 stock options at an exercise price of $15.46. The fair value of the option grants was determined using the Black-Scholes option-pricing model as $7.22 and $8.53 per share, respectively. In addition, in January 2023, we granted 750,000 RSUs to a new senior officer of the Company which had a fair value on the grant date of $12.15 per share.
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
At March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $107.0 million and $139.7 million, respectively, and a working capital of $100.8 million and $133.6 million, respectively. Of the total cash and cash equivalents at March 31, 2023 and December 31, 2022, $10.2 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
We believe that we will have sufficient cash resources to carry out our business plans for at least the next 12 months. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
Our significant operational expenses include the payments that we anticipate making under the various earn-in and option agreements to which we are a party. These agreements are structured to provide us with flexibility whereby our ability to continue to explore on a mineral project is contingent on funding agreed specified levels over specified time intervals.
Cash Balances as of March 31, 2023
The table below discloses the amounts of cash disaggregated by currency denomination as of March 31, 2023 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Chinese Renminbi	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$95,456	$776	$—	$—	$—	$96,232
Colombia	—	—	—	123	—	$123
Cayman Islands	5,843	4	—	—	—	$5,847
Canada	3,041	917	—	—	—	$3,958
China	—	—	336	—	—	$336
British Virgin Islands	422	1	—	—	—	$423
Other	42	1	—	—	33	76
Total	$104,804	$1,699	$336	$123	$33	$106,995
Our subsidiary VRB, domiciled in the Cayman Islands, is subject to certain foreign exchange restrictions with respect to its People's Republic of China ("PRC") subsidiaries. There are foreign exchange policies in the PRC that limit the amount of capital that can be directly transmitted offshore from VRB’s PRC subsidiaries to VRB. Since their incorporation, these PRC subsidiaries have had accumulated losses and have not declared or paid any dividends or made any distribution of earnings.
There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the three months ended March 31, 2023.
Refer to Note 18 of our consolidated and combined carve-out financial statements in our 2022 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
Convertible Bond — VRB.
In 2021, VRB issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB upon an equity financing or sale event, at a price per share equal to the lower of (A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs, VRB must repay the outstanding principal and interest on maturity.
Bridge Loan — Cordoba Minerals.
In December 2022, JCHX advanced a bridge loan of $10 million to Cordoba Minerals in connection with the strategic arrangement for the joint development of Cordoba Mineral’s Alacran Project. The bridge loan is for an 18-month term and bears interest at 12% per annum during the first 12 months of the term and 14% per annum during the remaining six months, calculated on the basis of a 365-day year. Upon closing the strategic arrangement on May 8, 2023, all of the principal and interest outstanding on the bridge loan was applied towards the first installment as a payment in kind.

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	(30,019)	(14,619)
Investing activities	(2,666)	(5,600)
Financing activities	3	—
Effect of foreign exchange on cash	17	138
Total change in cash	(32,665)	(20,081)
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
Net cash used in operating activities for the three months ended March 31, 2023 was $30.0 million, an increase of $15.4 million from the $14.6 million of net cash used for the three months ended March 31, 2022.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the three months ended March 31, 2023 of $2.7 million was mainly attributable to $1.8 million related to payments for mineral interests and $0.6 million for the purchase of investments that are subject significant influence. The $1.8 million of cash used for purchases of mineral interests related to option payments at our Tintic Project. The $0.6 million for the purchase of investments that are subject to significant influence relates to the funding of our 30% interest in the Sama Nickel Corporation Inc. joint venture in the Ivory Coast.
Financing activities.
During the three months ended March 31, 2023, there were no significant financing activities as we continued to fund our operations with proceeds from our IPO.
Contractual Obligations
As of March 31, 2023, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2022. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023, for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of March 31, 2023, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 11 of our consolidated and combined carve-out financial statements for the three months ended March 31, 2023.
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
We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics and general business conditions. A summary of our significant accounting policies are detailed in Note 3 to our consolidated and combined carve-out financial statements included in our 2022 Form 10-K. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment in developing estimates.
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
In February 2023, we granted 500,000 stock options at an exercise price of $13.23 per share and in March 2023, we granted 100,000 stock options at an exercise price of $15.46. The fair value of the option grants was determined using the Black-Scholes option-pricing model as $7.22 and $8.53 per share, respectively. The following assumptions were used to compute the fair value of the options granted:

	February 1, 2023 Grant Date	March 1, 2023 Grant Date
Risk-free interest rate	3.7%	4.5%
Dividend yield	nil	nil
Estimated volatility	69.8%	69.5%
Expected option life	4 years	4 years
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of March 31, 2023.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the (“JOBS Act"). The JOBS Act exempts emerging growth companies from being required to comply with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated and combined carve-out financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
The accounting policies applied in our consolidated and combined carve-out financial statements included elsewhere in this Quarterly Report reflect the early adoption of certain accounting standards as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard to the extent early adoption is allowed by the accounting standard.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our subsidiary Kaizen was involved in litigation in British Columbia, Canada which commenced in 2017. The proceedings related to a claim by AM Gold Inc. (“AMG”) against Kaizen in respect of its acquisition of the Pinaya Project. On September 2, 2022, the Supreme Court of Canada dismissed the application of AM Gold (“AMG”) seeking leave to appeal the January 21, 2022 decision of the British Columbia Court of Appeal, which upheld the March 23, 2021 decision of the trial judge dismissing all of AMG’s claims. The British Columbia Court of Appeal concluded that no errors were made in the trial judge’s reasoning. The Supreme Court of Canada’s dismissal means that the decision of the British Columbia Court of Appeal is final and conclusive. There is no further avenue of appeal or review available to AMG as a result of the Supreme Court of Canada’s dismissal of the claims. Kaizen was entitled to payment from AMG on account of the costs of the litigation and has now reached a settlement agreement regarding that entitlement with AMG and recovered costs of Cdn$500,000 in March 2023.
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
Item 1A. Risk Factors.
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended March 31, 2023
During the three months ended March 31, 2023, we have issued and sold the securities described below without registering the securities under the Securities Act.
On February 21, 2023 we entered into an earn-in agreement pursuant to which we agreed to issue up to $1,400,000 worth of our common stock to Exiro Minerals USA Corp. as partial consideration for the right to earn in on the White Hill Copper Project. The first tranche of 10,281 shares was issued on March 3, 2023 at a deemed price of $14.59 per share. Additional shares may be issued by the Company in connection with an earn-in right over the course of up to six years. Such shares will be valued at the greater of $11.75 per share or the 5-day volume-weighted average price of such shares for the five consecutive trading day period ending on the trading day prior to the applicable anniversary date of the agreement that requires the issuance.
The issuance of the above securities was exempt pursuant to Section 4(a)(2)of the Securities Act, as the securities were issued to financially sophisticated purchaser in a privately negotiated transaction.
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
The net proceeds from the IPO to us, after deducting underwriting discounts and commissions and offering expenses of $11.1 million, were $158.0 million. No IPO expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. As at March 31, 2023, the Company's use of net proceeds is materially in-line with the planned use of net proceeds as described in the final prospectus.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Executive Employment Agreement dated January 24, 2022 between the Company and Glen Kuntz
10.2*	Executive Employment Agreement dated January 4, 2023 between the Company and Cassandra Joseph
10.3
Heads of Terms Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company Ma’aden dated January 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2023).

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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)