Form 10-Q
period 2023-06-30
Ivanhoe Electric Inc.
filed 2023-08-14
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 14, 2023, the registrant had 103,783,905 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended June 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$63,801	$139,660
Accounts receivable	2,130	1,497
Inventory	4,630	5,648
Prepaid expenses and deposits	5,977	4,226
	76,538	151,031
Non-current assets:
Investments subject to significant influence	8,382	5,998
Other investments	1,871	2,220
Exploration properties	209,890	86,758
Property, plant and equipment	3,987	3,934
Intangible assets	221	1,249
Other non-current assets	8,872	9,296
Total assets	$309,761	$260,486

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$23,846	$13,943
Note payable	35,081	—
Lease liabilities, current	768	706
Contract liability	2,810	2,783
	62,505	17,432
Non-current liabilities:
Note payable	48,325	—
Convertible debt	26,941	25,918
Deferred income taxes	4,259	3,888
Due to related party	—	10,010
Lease liabilities, net of current portion	216	403
Other non-current liabilities	767	388
Total liabilities	143,013	58,039

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 93.5 million shares issued and outstanding as of June 30, 2023 (December 31, 2022 - 700,000,000 authorized; 93.0 million issued and outstanding)	9	9
Additional paid-in capital	439,442	409,683
Accumulated deficit	(276,465)	(202,128)
Accumulated other comprehensive income	(2,058)	(1,189)
Equity attributable to common stockholders	160,928	206,375
Non-controlling interests	5,820	(3,928)
Total equity	166,748	202,447
Total liabilities and equity	$309,761	$260,486

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,314	$229	$1,993	$6,991
Cost of sales	(1,256)	(115)	(1,440)	(167)
Gross profit	58	114	553	6,824

Operating expenses:
Exploration expenses	32,551	23,863	59,110	41,186
General and administrative expenses	12,658	4,659	23,291	9,885
Research and development expenses	2,138	1,257	3,981	2,588
Selling and marketing expenses	96	21	145	57

Loss from operations	47,385	29,686	85,974	46,892

Other expenses (income):
Interest expense, net	713	523	681	1,035
Foreign exchange (gain) loss	(1,312)	242	(1,473)	431
(Gain) loss on revaluation of investments	(1,321)	6,102	(946)	1,443
Loss on revaluation of convertible debt	—	16,083	—	18,965
Share of loss of equity method investees	606	1,550	1,228	1,550
Other (income) expenses, net	(1,096)	1,359	(1,837)	1,582

Loss before income taxes	44,975	55,545	83,627	71,898

Income tax expense (recovery)	(128)	(70)	(200)	1,251

Net loss	44,847	55,475	83,427	73,149
Less loss attributable to non-controlling interests	(6,584)	(1,109)	(9,090)	(3,331)
Net loss attributable to common stockholders or parent	38,263	54,366	74,337	69,818

Net loss	44,847	55,475	83,427	73,149
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,271	147	1,339	41
Other comprehensive loss	1,271	147	1,339	41
Comprehensive loss	$46,118	$55,622	$84,766	$73,190

Comprehensive loss attributable to:
Common stockholders or parent	39,086	54,533	75,206	69,883
Non-controlling interests	7,032	$1,089	9,560	$3,307
	$46,118	$55,622	$84,766	$73,190

Net loss per share attributable to common stockholders
Basic and diluted	$0.41	$0.85	$0.80	$1.09
Weighted-average common shares outstanding
Basic and diluted	93,124,994	64,243,603	93,045,066	64,085,348

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)
Six months ended June 30, 2023 and 2022

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Non-controlling interest	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2022	63,925,334	$6	$75,743	$(52,314)	$(1,502)	$5,881	$27,814
Net loss	—	—	—	(15,452)	—	(2,222)	(17,674)
Other comprehensive income	—	—	—	—	102	4	106
Share-based compensation	—	—	882	—	—	73	955
Balance at March 31, 2022	63,925,334	$6	$76,625	$(67,766)	$(1,400)	$3,736	$11,201
Net loss	—	—	—	(54,366)	—	(1,109)	(55,475)
Other comprehensive income (loss)	—	—	—	—	(167)	20	(147)
Issuance of common stock, net of issuance costs	14,388,000	2	158,200	—	—	—	158,202
Issuance of common stock upon conversion of debt	13,628,958	1	160,139	—	—	—	160,140
Issuance of common stock upon settlement of liability	945,626	—	11,111	—	—	—	11,111
Share based compensation	—	—	784	—	—	54	838
Other changes in non-controlling interests	—	—	(8)	—	—	(4)	(12)
Balance at June 30, 2022	92,887,918	$9	$406,851	$(122,132)	$(1,567)	$2,697	$285,858

Balance at January 1, 2023	92,960,584	$9	$409,683	$(202,128)	$(1,189)	$(3,928)	$202,447
Net loss	—	—	—	(36,074)	—	(2,506)	(38,580)
Other comprehensive loss	—	—	—	—	(46)	(22)	(68)
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	1,000	—	3	—	—	—	3
Share-based compensation	—	—	5,067	—	—	65	5,132
Other changes in non-controlling interests	—	—	(6)	—	—	4	(2)
Balance at March 31, 2023	92,971,865	$9	$414,897	$(238,202)	$(1,235)	$(6,387)	$169,082
Net loss	—	—	—	(38,263)	—	(6,584)	(44,847)
Other comprehensive loss	—	—	—	—	(823)	(448)	(1,271)
Stock options exercised	479,909	—	1,194	—	—	—	1,194
Share-based compensation	—	—	5,365	—	—	66	5,431
Settlement of deferred share units	11,990	—	—	—	—	—	—
Non-controlling interests investment in subsidiary	—	—	17,979	—	—	19,174	37,153
Other changes in non-controlling interests	—	—	7	—	—	(1)	6
Balance at June 30, 2023	93,463,764	$9	$439,442	$(276,465)	$(2,058)	$5,820	$166,748

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Six months ended June 30, 2023 and 2022

	2023	2022
Operating activities
Net loss	$(83,427)	$(73,149)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,714	2,288
Share-based compensation	10,563	1,793
Non-cash exploration expense	1,003	—
Non-cash research and development expense	1,290	—
Unrealized foreign exchange (gain) loss	(1,494)	392
Interest expense	2,374	1,022
Income taxes	(200)	1,251
Loss on revaluation of convertible debt	—	18,965
Loss (Gain) on revaluation of investments	(946)	1,443
Share of loss of equity method investees	1,228	1,550
Other	(752)	1,566
Changes in other operating assets and liabilities:
Trade accounts receivable	(633)	247
Inventory	845	(466)
Operating lease liabilities	(468)	(430)
Accounts payable and accrued liabilities	6,372	(102)
Other operating assets and liabilities	(3,299)	(567)
Net cash used in operating activities	(65,830)	(44,197)

Investing activities
Purchase of mineral interests	(39,157)	(25,727)
Purchase of property, plant and equipment and intangible assets	(557)	(615)
Purchase of investments subject to significant influence	(1,158)	(1,962)
Other	—	(110)
Net cash used in investing activities	(40,872)	(28,414)

Financing activities
Net proceeds from issuance of common stock	—	160,576
Proceeds from convertible notes	—	86,200
Non-controlling interests investment in subsidiary	29,454	—
Proceeds from exercise of stock options	1,197	—
Other	—	(12)
Net cash provided by financing activities	30,651	246,764

Effect of foreign exchange rate changes on cash and cash equivalents	192	(170)
Decrease in cash and cash equivalents	(76,051)	174,153
Cash and cash equivalents, beginning of the year	139,660	49,850
Cash and cash equivalents, end of the period	$63,801	$223,833

Supplemental cash flow information
Cash paid for income taxes	$1,166	$438

Supplemental disclosure of non-cash investing and financing activities
Note payable issued as consideration for land purchase	$82,590	$—
Non-controlling interests investment in subsidiary	10,546
Settlement of loan upon issuance of shares of subsidiary	(10,546)	—
Issuance of common stock upon conversion of debt	—	160,140
Issuance of common stock upon settlement of liability	—	11,111

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) is a US domiciled company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. The Company’s mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. The Company’s portfolio of electric metals exploration projects include the Santa Cruz Copper Project in Arizona and the Tintic Copper-Gold Project in Utah, as well as other exploration projects in the United States,.
In addition to mineral projects in the United States, the Company also holds direct and indirect ownership interests, and in some cases controlling financial interests, in other non-U.S. mineral projects, and in proprietary mineral exploration and minerals-based technologies.
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at June 30, 2023 (December 31, 2022 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at June 30, 2023 (December 31, 2022 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 63.2% as at June 30, 2023 (December 31, 2022 — 63.3%).
•Kaizen Discovery Inc. (“Kaizen”) holds the Pinaya copper-gold exploration project in Peru. Ivanhoe Electric had an ownership interest in Kaizen of 82.5% as at June 30, 2023 (December 31, 2022 — 82.7%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated and combined carve-out financial statements and notes contained on its Form 10-K for the year ended December 31, 2022. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the six month period ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
4. Cash and cash equivalents:
Of the total cash and cash equivalents at June 30, 2023 and December 31, 2022, $13.1 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.
At June 30, 2023, the Company does not have any cash equivalents in the form of redeemable short-term investments (December 31, 2022 - $2.3 million).
5. Investments subject to significant influence:
The Company’s principal investment subject to significant influence is Sama Resources Inc. (“Sama”). Others include its investments in Sama Nickel Corporation (“SNC”) and Go2Lithium Inc. ("Go2Lithium").

	Carried at fair value		Equity method
	Sama	Fjordland	SNC	Go2Lithium (Note a)	Total
Balance at December 31, 2022	$4,799	$309	$890	—	5,998
Change in fair value	1,621	—	—	—	1,621
Investment	—	—	1,158	1,133	2,291
Share of loss	—	—	(1,228)	—	(1,228)
Reclassification to other investments	—	(309)	—	—	(309)
Foreign currency translation	—	—	9	—	9
Balance at June 30, 2023	$6,420	$—	$829	$1,133	$8,382

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
(a) Go2Lithium:
On April 6, 2023, CGI and Clean TeQ Water Limited, entered into a shareholders agreement whereby both parties became founding and equal 50% shareholders in Go2Lithium. Go2Lithium was formed for the purpose of financing, acquiring and/or joint venturing a portfolio of technologies to produce battery grade lithium salts from aqueous sources and to build extraction plants based on proprietary continuous ion-exchange direct lithium extraction technology.
6. Exploration properties:

	Santa Cruz (Note a)	Tintic	Pinaya	San Matias	Other	Total
Balance at December 31, 2022	$40,880	$27,138	$2,525	$15,315	$900	$86,758
Acquisition costs	119,363	3,525	—	—	250	123,138
Foreign currency translation	—	—	(6)	—	—	(6)
Balance at June 30, 2023	$160,243	$30,663	$2,519	$15,315	$1,150	$209,890
(a) Santa Cruz Land Acquisition:
On May 10, 2023, Ivanhoe Electric signed a binding purchase and sale agreement (“PSA”) for the acquisition of land at its Santa Cruz Project in Arizona. The acquisition closed on May 23, 2023 and totals 5,975 acres of surface title and associated water rights.
The total purchase price was $116.9 million, of which the Company has paid a total of $34.3 million to the seller as of closing, which included $5.1 million of previously paid deposits. The Company has also issued a secured promissory note to the seller in the amount of $82.6 million. The promissory note includes an annual interest rate of prime plus 1% and is to be paid in installments, as follows:
•$34.3 million, plus accrued interest, payable on or before November 23, 2023;
•four equal principal payments of $12.1 million on the first, second, third and fourth anniversaries of the November 23, 2023 payment, plus applicable accrued interest.
The Company reports land and water rights associated with its exploration projects in exploration properties. Directly attributable acquisition costs of $2.2 million were capitalized on acquisition.
7. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2022	$25,918
Interest expense	1,023
Balance at June 30, 2023	$26,941
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
8. Equity:
(a) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$4,759	$403	$8,958	$950
Exploration expenses	667	369	1,595	737
Research and development expenses	5	—	5	—
Cost of sales	—	66	5	106
	$5,431	$838	$10,563	$1,793
(i) Stock options:
During the six months ended June 30, 2023, the Company granted stock options to certain new management of the Company. The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date. The stock options were granted at an exercise price equal to the closing stock price on the grant date.
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
Information related to stock options granted during the six months ended June 30, 2023 is presented below.

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
9. Revenue:
The Company recognized revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue type	2023	2022	2023	2022
Software licensing	$—	$9	$400	$6,711
Data processing services	42	220	321	280
Renewable energy storage systems (Note a)	1,272	—	1,272	—
Total	$1,314	$229	$1,993	$6,991
(a)At June 30, 2023, the Company had a contract liability of $2.8 million (December 31, 2022 — $2.8 million) relating to the sale of renewable energy storage systems.
10. Exploration expense:

	Three Months Ended June 30,		Six Months Ended June 30,
Project	2023	2022	2023	2022
Santa Cruz, USA	$15,043	$14,763	$29,725	$24,561
San Matias, Colombia	10,109	3,397	14,767	5,773
Tintic, USA	1,954	407	3,075	696
Hog Heaven, USA	416	308	1,054	868
Carolina, USA	790	514	1,028	514
White Hill, USA (Note a)	259	—	750	—
Pinaya, Peru	493	1,465	650	2,151
Lincoln, USA	182	326	477	339
Generative exploration and other	3,305	2,683	7,584	6,284
Total	$32,551	$23,863	$59,110	$41,186
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
11. Non-controlling interests investment in subsidiary:
On May 8, 2023, Cordoba closed the $100 million strategic arrangement with JCHX Mining Management Co., Ltd (“JCHX") to advance the Alacran Project in Colombia. Upon closing, JCHX received a 50% ownership interest in CMH Colombia S.A.S. (“CMH”), a Colombian company that owns 100% of the Alacran Project and is the joint venture vehicle for Cordoba and JCHX in this strategic project level partnership.
For its 50% interest, JCHX will pay the $100 million purchase price in three installments. As of the closing of the transaction, $40 million has been received as a first installment and partial payment for shares issued. A second installment of $40 million is receivable in cash upon the board of directors of Cordoba approving the Feasibility Study of the Alacran Project and the filing of the Environmental Impact Assessment (“EIA”) to the relevant Colombian Government authority, but in no event shall such second installment be paid later than the second anniversary of the closing of the transaction. A third and final installment of $20 million is receivable in cash upon the approval of the

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
EIA, which must be within two years of the transaction’s closing date. Should the EIA not be approved by the second anniversary of the closing date, JCHX will have the option to elect not to complete this final installment.
As partial consideration for the first installment, the outstanding balance of principal and interest (totaling $10.5 million) owing under Cordoba’s bridge loan to JCHX was applied as a payment in kind and the bridge loan was extinguished.
The second installment is secured by a pledge and call option over 20% of the shares of CMH held by JCHX. In the event JCHX pays the second installment but does not pay the third installment, JCHX’s and Cordoba’s ownership of CMH shares will be adjusted to 40% and 60%, respectively.
The Company currently retains control over the relevant activities of CMH therefore continues to consolidate the entity.
The Company measures its non-controlling interest and loss attributable to non-controlling shareholders on the basis of a hypothetical liquidation at book value. Upon closing, the Company recorded the difference between the consideration received and the carrying value of the interest given up of $18.0 million in additional paid in capital.
CMH’s loss is attributable to Ivanhoe Electric’s shareholders in the Company’s basic and diluted loss per share based on the extent to which the parties are eligible to participate in dividends, if any, during the period.
12. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	June 30, 2023	December 31, 2022	2023	2022	2023	2022
Total Expenses
Global Mining (Note a)	1,606	1,383	4,897	3,345	9,213	6,082
Ivanhoe Capital Aviation (Note b)	—	83	250	250	500	500
I-Pulse (Note c)	—	—	1,158	—	2,315	—
Total	1,606	1,466	6,305	3,595	12,028	6,582
Advances
Global Mining (Note a)	2,317	1,987	—	—	—	—
Deposit
I-Pulse (Note c)	4,985	7,128	—	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note d)	—	10,010	—	—	—	—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	2023	2022	2023	2022
Expense classification
Exploration expenses	3,290	2,015	6,332	3,530
General and administrative expenses	2,357	1,580	4,388	3,052
Research and development expenses	658	—	1,308	—
	6,305	3,595	12,028	6,582
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at June 30, 2023 (December 31, 2022 — 7.1%).
(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.
(c)I-Pulse Inc. (“I-Pulse”) is a shareholder of the Company. On October 24, 2022 the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters to be delivered in stages over approximately three years. The total purchase price for the six Typhoon™ transmitters is $12.4 million, which includes research and development costs of $2.8 million. The agreement also includes annual maintenance costs of $1.7 million per year. The Company is recognizing the research and development costs and annual maintenance costs on a straight line basis in the condensed interim consolidated statement of loss. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered.
(d)JCHX held 19.9% of Cordoba’s issued and outstanding common stock as at June 30, 2023 (December 31, 2022 - 19.9%).
In December 2022, JCHX advanced a bridge loan of $10 million to Cordoba. The bridge loan was for an 18-month term and bore interest at 12% per annum during the first 12 months of the term and 14% per annum during the remaining six months.
Upon closing the project financing transaction described in Note 11 all of the principal and interest outstanding on the bridge loan was applied towards that transaction’s first installment as a payment in kind.

13. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	6,420	—	—	5,108	—	—
Other investments	1,871	—	—	2,220	—	—
Total financial assets	$8,291	$—	$—	$7,328	$—	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
There were no movements in level three instruments for the six months ended June 30, 2023.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
14. Segment reporting:
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
The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.
Segment information for the periods presented is as follows:

	Three months ended June 30, 2023				Six months ended June 30, 2023
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$42	$1,272	$1,314	$—	$721	$1,272	$1,993
Intersegment revenues	—	15	—	15	—	63	—	63
Loss (income) from operations	44,648	746	1,991	47,385	80,807	1,145	4,022	85,974
Segment Assets	293,234	4,253	12,274	309,761	293,234	4,253	12,274	309,761

	Three months ended June 30, 2022				Six months ended June 30, 2022
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$229	$—	$229	$—	$6,991	$—	$6,991
Intersegment revenues	—	96	—	96	—	139	—	139
Loss (income) from operations	27,103	953	1,630	29,686	47,883	(4,596)	3,605	46,892
Segment Assets	309,574	7,259	24,161	340,994	309,574	7,259	24,161	340,994
15. Commitments and contingencies:
The Company has entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 12).
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
16. Subsequent event:
On May 15, 2023, Ivanhoe Electric signed a Common Stock Subscription Agreement (the “Subscription Agreement”) with Saudi Arabian Mining Company Ma’aden (“Ma’aden”) pursuant to the Heads of Terms entered into on January 11, 2023. On July 6, 2023, the Company completed the closing of the transactions contemplated by the Subscription Agreement (the “Ma’aden Transactions”) and entered into an Investor Rights Agreement, a Shareholders’ Agreement and the other instruments contemplated thereby.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
The Ma'aden Transactions include the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore approximately 48,500 km2 of prospective land in Saudi Arabia and a $127.1 million strategic investment by Ma'aden in Ivanhoe Electric common stock.
In connection with the Ma'aden Transactions, the Company issued 10.3 million common shares to Ma’aden, representing 9.9% of common shares on completion of the Ma'aden transactions, at a purchase price of $12.38 per share. Of the $127.1 million total proceeds from the private placement, $66 million has been contributed to the joint venture to fund exploration activities, including the purchase of three new TyphoonTM machines. The remaining $61.1 million has been retained by Ivanhoe Electric to advance our portfolio of US mineral projects, and for working capital and general corporate purposes.
At the closing of the Ma'aden Transactions, Ivanhoe Electric granted Ma’aden a top-up right allowing Ma’aden to maintain its 9.9% ownership for up to eight years through the purchase of additional shares at a market-based price. Ma’aden has agreed to a five-year standstill limiting its shareholding to a maximum of 19.9%, subject to certain exceptions. Ma’aden was granted the right to appoint a nominee to the Ivanhoe Electric board of directors.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, and our anticipated uses of the net proceeds from our initial public offering or other offerings of our securities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: our mineral projects are all at the exploration stage and are subject to the significant risks and uncertainties associated with mineral exploration; we have no mineral reserves, other than at the San Matias project; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource calculations at the Santa Cruz Project are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against one of our subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating and the potential for forest fires at many of our properties; and our operations may be impacted by the COVID-19 pandemic, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy.
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
Business Overview
We are a United States domiciled company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. We use our accurate and powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process as we seek to discover new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals. Our mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. Through the advancement of our portfolio of electric metals exploration projects, headlined by the Santa Cruz Copper Project in Arizona and the Tintic Copper-Gold Project in Utah, as well as other exploration projects in the United States, we intend to support United States supply chain independence by finding and delivering the critical metals necessary for the electrification of the economy.
We also operate a 50/50 joint venture with Saudi Arabian Mining Company Ma’aden to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in the Kingdom of Saudi Arabia.
Finally, in addition to our mineral projects, we also own a controlling interest in VRB Energy Inc. ("VRB") which is primarily engaged in the design, manufacture, installation, and operation of vanadium redux flow energy storage systems.
At our Santa Cruz Copper Project in Arizona, we are evaluating the potential for a high-grade modern underground copper mining operation. We are advancing economic studies for an underground copper mining operation with a focus on minimizing the surface footprint of the mine while at the same time incorporating leading technologies to improve efficiencies and costs. We are designing a technologically advanced mine that we expect to result in low carbon dioxide emissions per pound of copper produced and be a leading example of responsibly produced domestic copper. Key considerations that will influence our decision making include, but are not limited to, using clean and renewable energy in our future mining operations, optimizing and minimizing our water utilization, minimizing our environmental footprint, ensuring workforce diversity and hiring from local communities, health, safety and environmental performance, support of local cultural heritage and biodiversity protection.
"Our” mineral projects refers to our interests in such projects which may be a direct ownership interest in mineral titles (including through subsidiary entities), a right to acquire mineral titles through an earn-in or option agreement, or, in the case of our investments in publicly listed companies in Canada, through our ownership of the equity of those companies that have an interest in such mineral project
Our shares are listed on the NYSE American and the TSX under the ticker symbol “IE”.
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
Business Developments in the Quarter
On May 15, 2023, we signed a Common Stock Subscription Agreement ("the Subscription Agreement") with Saudi Arabian Mining Company Ma’aden (“Ma’aden”) pursuant to the Heads of Terms previously disclosed in the Company’s Form 8-K filed on January 11, 2023. On July 6, 2023, the Company completed the closing of the transactions contemplated by the Subscription Agreement (the “Ma’aden Transactions”) and entered into an Investor Rights Agreement, a Shareholders’ Agreement and the other instruments contemplated thereby.
The Ma'aden Transactions include the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in the Kingdom of Saudi Arabia, and a strategic investment by Ma'aden in Ivanhoe Electric common stock. On July 6, 2023, we issued to Ma’aden an aggregate of 10,269,604 shares of common stock of the Company, constituting 9.9% of the total outstanding number of shares of common stock immediately following closing of the Ma'aden Transactions, for gross proceeds of approximately $127.1 million, representing an aggregate purchase price of $12.38 per share. Of the $127.1 million total proceeds from the private placement, $66.0 million has been contributed to the joint venture to fund its exploration activities, including the purchase of three new-generation TyphoonTM machines from I-Pulse Inc. The remaining $61.1 million has been retained by Ivanhoe Electric to advance our portfolio of US mineral projects, and for working capital and general corporate purposes.
On May 23, 2023, we completed the acquisition of 5,975 acres of surface title and associated water rights at the Santa Cruz Project for aggregate consideration of $116.86 million to be paid in installments over a 4.5-year period. On May 23, 2023, we paid the vendor $34.3 million of the purchase price (inclusive of a previously paid $0.1 million exclusivity payment and a $5.0 million earnest money escrow deposit upon signing the Agreement) and issued a secured promissory note to the vendor in the principal amount of $82.6 million with an interest rate of prime plus 1%. We also hold the option to acquire all the mineral titles contiguous with the acquired surface lands. Those mineral rights will be formally acquired upon the completion of scheduled option payments in August 2024. At that time, we will have a unified land and mineral package encompassing the entire Santa Cruz Project.
On May 8, 2023, our subsidiary, Cordoba Mineral Corp. ("Cordoba"), announced that it and JCHX Mining Management Co., Ltd. ("JCHX") had satisfied all necessary conditions to close the $100 million strategic arrangement for the joint-development of Cordoba's Alacran Project in Colombia. As a result of the closing, JCHX has funded the initial installment of $40 million towards its 50% ownership interest in CMH, a company existing under the laws of Colombia, which owns 100% of the Alacran Project and is the joint venture vehicle for Cordoba and JCHX in this strategic project level partnership. For its 50% interest, JCHX will pay the $100 million purchase price in three installments. At the closing of the transaction, $40 million was paid as a first installment. A second installment of $40 million is payable in cash upon the board of directors of Cordoba approving the feasibility study of the Alacran Project, and the filing of the Environmental Impact Assessment (“EIA”) to the relevant Colombian Government authority, but in no event shall such second installment be paid later than the second anniversary of the closing of the transaction. A third and final installment of $20 million is payable in cash once the approval of the EIA is obtained, which must be within two years of the transaction’s closing date. Should the EIA not be approved by the second anniversary of the closing date, JCHX will have the option to elect not to complete this final installment, which will result in JCHX being diluted to 40% and Cordoba increasing to a majority 60% shareholding in CMH.
On July 10, 2023, we filed an automatic shelf registration statement on Form S-3 to permits us to publicly offer and sell securities from time to time, including common stock, preferred stock, debt securities, warrants, subscription rights and units. We may offer and sell securities under the Form S-3 from time to time.
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
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock-based compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses have increased significantly now that we are operating as a public company and have added to our management team. In particular, we are incurring increased general and administrative expenses costs in 2023 compared to 2022 for salaries, non-cash stock-based compensation, compliance related costs and directors’ and officers’ insurance expense.
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
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
For the three months ended June 30, 2023 we recorded a net loss attributable to common stockholders of $38.3 million ($0.41 per share), compared to $54.4 million ($0.85 per share) for the three months ended June 30, 2022, which was a decrease of $16.1 million. A significant contributor to this decrease for the three months ended June 30, 2023 was that the three months ended June 30, 2022 included an amount of $16.1 million in relation to a non-cash loss on the revaluation of the convertible notes that were automatically converted into shares of our common stock upon the completion of the IPO on June 30, 2022 and there was no similar expense in 2023. This decrease was offset by an increase of $8.7 million in exploration expenditures and an increase of $8.0 million in general and administrative expenses compared to the three months ended June 30, 2022.
Exploration expenses were $32.6 million for the three months ended June 30, 2023, an increase of $8.7 million from $23.9 million for the three months ended June 30, 2022. Exploration expenses consisted of the following:

	Three Months Ended June 30,
(In thousands)	2023	2022
Exploration Expenses:
Santa Cruz, USA	$15,043	$14,763
San Matias, Colombia	10,109	3,397
Tintic, USA	1,954	407
Carolina, USA	790	514
Hog Heaven, USA	416	308
White Hill, USA	259	—
Lincoln, USA	182	326
Pinaya, Peru	493	1,465
Generative exploration and other	3,305	2,683
Total	$32,551	$23,863

During the three months ended June 30, 2023, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $15.0 million of exploration expenditure was incurred in the three months ended June 30, 2023 compared to $14.8 million incurred in the three months ended June 30, 2022. Activities during the three months ended June 30, 2023 at Santa Cruz were focused on a program of exploration and infill resource, geotechnical, hydrological and metallurgical drilling, advancing technical studies, and continued work on the Initial Assessment Study for the Santa Cruz Copper Project which we plan to complete by the end of the third quarter of 2023.
•Cordoba's San Matias Project where $10.1 million of exploration expenditure was incurred by Cordoba for the three months ended June 30, 2023 focused on continuing work on the feasibility study on the Alacran deposit. Activities during the three months ended June 30, 2023 included ongoing infill geotechnical, metallurgical, hydrological and infill drilling to advance the feasibility study. During the three months ended June 30, 2023, a total of 12,739.3 meters of infill diamond drilling was completed. The final program total was 44,889.75 meters in 233 diamond drill holes completed; and
•the Tintic Project where $2.0 million of exploration expenditure was incurred in the three months ended June 30, 2023 compared to $0.4 million incurred in the three months ended June 30, 2022. Activities during the three months ended June 30, 2023 at Tintic included commencing a two drill rig exploration program that is testing new areas of the historic Main Tintic Mining District.
General and administrative expenses were $12.7 million for the three months ended June 30, 2023, an increase of $8.0 million from $4.7 million in three months ended June 30, 2022. Several items contributed to the increase, including:
•a $4.2 million increase in stock-based compensation expense from $0.2 million for the three months ended June 30, 2022 compared to $4.4 million for the three months ended June 30, 2023. This increase was due to the impact of the additional non-cash stock-based compensation expense in relation to the Ivanhoe Electric stock option and RSU grants that occurred in November 2022, January 2023 and February 2023;
•a $1.3 million increase in directors and officers insurance expenses from $0.2 million for the three months ended June 30, 2022 to $1.5 million for the three months ended June 30, 2023. This increase was due to the three months ended June 30, 2023 including an entire quarter of director and officers insurance expense compared to the three months ended June 30, 2022 as we entered into the insurance policy in late June 2022 immediately before our IPO; and
•a $0.8 million increase in salary and wages compared to the three months ended June 30, 2022 due to adding more people to our management and administrative teams following our IPO.
Revenue for the three months ended June 30, 2023 was $1.3 million, an increase of $0.2 million from the three months ended June 30, 2022.

	Three Months Ended June 30,
	2023	2022
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$42	229
Cost of sales	(21)	(114)
Gross profit	$21	115
VRB: Energy storage systems:
Revenue	$1,272	—
Cost of sales	(1,235)	—
Gross profit	$37	—
Total:
Revenue	$1,314	230
Cost of sales	(1,256)	(115)
Gross profit	$58	115

VRB's revenue represented 96.8% of our revenue for the three months ended June 30, 2023 ($1.3 million) and 0.0% for the three months ended June 30, 2022 ($0.0 million). During the second quarter of 2023, VRB delivered, installed and commissioned a 1MW/2MWh energy storage system to a customer in China, which resulted in $1.3 million of revenue being recognized.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 3.2% of our revenue for the three months ended June 30, 2023 ($0.0 million) and 100.0% for the three months ended June 30, 2022 ($0.2 million). Revenue decreased at CGI as a result of less data processing projects occurring during the second quarter of 2023. CGI continues to focus on generating new business.
Research and development expenses for the three months ended June 30, 2023 were $2.1 million, an increase of $0.9 million from the same period in 2022 primarily attributable to incurring $0.8 million of expenditure in the second quarter of 2023 on research and development activities for our next generation of TyphoonTM equipment.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
For the six months ended June 30, 2023 we recorded a net loss attributable to common stockholders of $74.3 million ($0.80 per share), compared to $69.8 million ($1.09 per share) for the six months ended June 30, 2022, which was an increase of $4.5 million. Significant contributors to this increase for the six months ended June 30, 2023 included an increase of $17.9 million in exploration expenditures and an increase of $13.4 million compared to the six months ended June 30, 2022. These increases for the six months ended June 30, 2023 were offset by a decrease of $19.0 million due to the six months ended June 30, 2022 including an amount of $19.0 million in relation to a non-cash loss on the revaluation of the convertible notes that were automatically converted into shares of our common stock upon the completion of the IPO on June 30, 2022 and there was no similar expense in 2023.
Exploration expenses were $59.1 million for the six months ended June 30, 2023, an increase of $17.9 million from $41.2 million for the six months ended June 30, 2022. Exploration expenses consisted of the following:

	Six Months Ended June 30,
(In thousands)	2023	2022
Exploration Expenses:
Santa Cruz, USA	$29,725	$24,561
San Matias, Colombia	14,767	5,773
Tintic, USA	3,075	696
Hog Heaven, USA	1,054	868
Carolina, USA	1,028	514
White Hill, USA	750	—
Pinaya, Peru	650	2,151
Lincoln, USA	477	339
Generative exploration and other	7,584	6,284
Total	$59,110	$41,186
During the six months ended June 30, 2023, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $29.7 million of exploration expenditure was incurred in the six months ended June 30, 2023 compared to $24.6 million incurred in the six months ended June 30, 2022. Activities during the six months ended June 30, 2023 at Santa Cruz were focused on a program of exploration and infill resource, geotechnical, hydrological and metallurgical drilling, advancing technical studies, completing the updated mineral resource estimate released in February 2023 and working on the Initial Assessment Study for the Santa Cruz Copper Project which we plan to complete by the end of third quarter of 2023.
•Cordoba's San Matias Project where $14.8 million of exploration expenditure was incurred by Cordoba for the six months ended June 30, 2023 focused on continuing work on the feasibility study on the Alacran deposit. Activities during the six months ended June 30, 2023 included ongoing infill geotechnical, metallurgical, hydrological and infill resource drilling to advance the feasibility study. During the six months ended June 30, 2023 a total of 16,685 meters of infill diamond drilling was completed. The final program total was 44,889.75 meters in 233 diamond drill holes completed; and
•the Tintic Project where $3.1 million of exploration expenditure was incurred in the six months ended June 30, 2023 compared to $0.7 million incurred in the six months ended June 30, 2022. Activities during the six months ended June 30, 2023 at Tintic were focused on completing an initial diamond drill hole and commencing a two drill rig exploration program that is testing new areas of the historic Main Tintic Mining District.
General and administrative expenses were $23.3 million for the six months ended June 30, 2023, an increase of $13.4 million from $9.9 million in six months ended June 30, 2022. Several items contributed to the increase, including:
•a $8.0 million increase in stock-based compensation expense from $0.5 million for the six months ended June 30, 2022 compared to $8.5 million for the six months ended June 30, 2023. This increase was due to additional non-cash stock-based compensation expense in relation to Ivanhoe Electric stock option and RSU grants that occurred in November 2022, January 2023 and February 2023;
•a $2.9 million increase in directors and officers insurance expenses from $0.2 million for the six months ended June 30, 2022 compared to $3.1 million for the six months ended June 30, 2023. This increase was due to the six months ended June 30, 2023 including six months of director and officers insurance expense compared to six months ended June 30, 2022 as we entered into the insurance policy in late June 2022 immediately before our IPO;
•a $1.2 million increase in salary and wages compared to the six months ended June 30, 2022 due to adding more people to our management and administrative teams following our IPO.
Revenue for the six months ended June 30, 2023 was $2.0 million, a decrease of $5.0 million from $7.0 million for the six months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$721	6,991
Cost of sales	(205)	(167)
Gross profit	$516	6,824
VRB: Energy storage systems:
Revenue	$1,272	—
Cost of sales	(1,235)	—
Gross profit	$37	—
Total:
Revenue	$1,993	6,991
Cost of sales	(1,440)	(167)
Gross profit	$553	6,824
VRB's revenue presented 63.8% of our revenue for the six months ended June 30, 2023 ($1.3 million) and 0.0% for the six months ended June 30, 2022 ($0.0 million). During the second quarter of 2023, VRB delivered, installed and commissioned a 1MW/2MWh energy storage system to a customer in China, which resulted in $1.3 million of revenue being recognized.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 36.2% of our revenue for the six months ended June 30, 2023 ($0.7 million) and 100.0% for the six months ended June 30, 2022 ($7.0 million). CGI’s revenue for the six months ended June 30, 2023 was $0.7 million a decrease of $6.3 million from $7.0 million for the six months ended June 30, 2022. The decrease in CGI’s revenue was a result of revenue for the six months ended June 30, 2022 including a one-time amount of $6.5 million relating to a new contract that CGI entered into with one of its customers upon the expiration of a previous three-year contract. Under that agreement with this customer, CGI agreed to license certain software for a one-time fee of $6.5 million, which was received and recognized in the first quarter of 2022. CGI’s revenue for the six months ended June 30, 2023 consisted of $0.4 million of software licensing revenue and $0.3 million in revenue from processing data.

CGI’s gross profit for the six months ended June 30, 2023 was $0.5 million, a decrease of $6.3 million from $6.8 million for the six months ended June 30, 2022. The licensing of certain software for a one-time fee of $6.5 million had a direct impact on gross profit for the six months ended June 30, 2022 as the licenses had no underlying carrying value and therefore resulted in a $6.5 million gross profit being recognized.
Research and development expenses for the six months ended June 30, 2023 were $4.0 million, an increase of $1.4 million from the same period in 2022 primarily attributable to incurring $1.5 million of expenditure in the first half of 2023 on commencing research and development activities for our next generation of TyphoonTM equipment.
Stock-Based Compensation
During the six months ended June 30, 2023, we granted stock options to certain new employees of the Company. In February 2023, we granted 500,000 stock options at an exercise price of $13.23 per share and in March 2023, we granted 100,000 stock options at an exercise price of $15.46. The fair value of the option grants was determined using the Black-Scholes option-pricing model as $7.22 and $8.53 per share, respectively. In addition, in January 2023, we granted 750,000 RSUs to a new senior officer of the Company which had a fair value on the grant date of $12.15 per share.
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
At June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $63.8 million and $139.7 million, respectively, and a working capital of $14.0 million and $133.6 million, respectively. Of the total cash and cash equivalents at June 30, 2023 and December 31, 2022, $13.1 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries. In addition, on July 6, 2023, we completed the closing of the Ma'aden transactions where we issued to Ma’aden an aggregate of 10,269,604 shares of common stock of the Company for gross proceeds of approximately $127.1 million. Of these proceeds approximately $61.1 million is available to be used to advance our portfolio of US mineral projects, and for working capital and general corporate purposes.
As at August 14, 2023, we believe that we will have sufficient cash resources to carry out our business plans for at least the next 12 months. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
Cash Balances as of June 30, 2023
The table below discloses the amounts of cash disaggregated by currency denomination as of June 30, 2023 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Chinese Renminbi	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$48,883	$1,023	$—	$—	$—	$49,906
Colombia	—	—	—	6,091	—	6,091
Canada	2,484	1,086	—	—	—	3,570
Cayman Islands	2,774	2	—	—	—	2,776
China	—	—	692	—	—	692
British Virgin Islands	650	2	—	—	—	652
Other	53	1	—	—	60	114
Total	$54,844	$2,114	$692	$6,091	$60	$63,801
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
There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the three months ended June 30, 2023.
Refer to Note 18 of our consolidated and combined carve-out financial statements in our 2022 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
Note Payable
In May 2023, as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at the Santa Cruz Project we issued to the vendor a secured promissory note in the principal amount of $82.6 million. The promissory note includes an annual interest rate of prime plus 1% and is to be paid in installments, as follows:
•$34.3 million, plus accrued interest, payable on or before November 23, 2023; and
•four equal principal payments of $12.1 million on the first, second, third and fourth anniversaries of the closing, plus applicable accrued interest.
Convertible Bond — VRB
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
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	(65,830)	(44,197)
Investing activities	(40,872)	(28,414)
Financing activities	30,651	246,764
Effect of foreign exchange on cash	192	(170)
Total change in cash	(75,859)	173,983
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
Net cash used in operating activities for the six months ended June 30, 2023 was $65.8 million, an increase of $21.6 million from the $44.2 million of net cash used for the six months ended June 30, 2022.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the six months ended June 30, 2023 of $40.9 million was mainly attributable to $39.2 million related to payments for mineral interests and $1.2 million for the purchase of investments that are subject to significant influence. The $39.2 million payments for mineral interests included $35.4 million paid to acquire land at the Santa Cruz Project and $3.5 million of option payments at our Tintic Project. The $1.2 million for the purchase of investments that are subject to significant influence relates to the funding of our 30% interest in the Sama Nickel Corporation Inc. joint venture in the Ivory Coast.
Financing activities.
During the six months ended June 30, 2023, there were no significant corporate Ivanhoe Electric financing activities as we continued to fund our operations with proceeds from our IPO. We did receive $1.2 million of proceeds from the exercise of employee stock options during the six months ended June 30, 2023. Our subsidiary, Cordoba, raised $29.5 million during six months ended June 30, 2023 in relation to financing its Alacran project through its strategic arrangement with JCHX.
Contractual Obligations
As of June 30, 2023, there were no material changes in our contractual obligations since December 31, 2022 other than those discussed above under "Note Payable".
Off Balance Sheet Arrangements
As of June 30, 2023, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 12 of our Condensed Interim Consolidated Financial Statements for the three and six months ended June 30, 2023.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of June 30, 2023.
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
We expect to lose our emerging growth company status at the end of the fiscal year ended December 31, 2023, when we expect to qualify as a large accelerated filer based on the worldwide market value of our common equity held by non-affiliates as at June 30, 2023.
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
As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2023
There were no unregistered sales of equity securities during the three months ended June 30, 2023.
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
The net proceeds from the IPO to us, after deducting underwriting discounts and commissions and offering expenses of $11.1 million, were $158.0 million. No IPO expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. As at June 30, 2023, the Company's use of net proceeds is materially in-line with the planned use of net proceeds as described in the final prospectus.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Executive Employment Agreement dated July 1, 2023 between the Company and Mark Gibson
10.2*	Amended and Restated Executive Employment Agreement dated August 2, 2023 between the Company and Glen Kuntz
10.3*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Company and Quentin Markin
10.4*	Executive Employment Agreement dated August 7, 2023 between the Company and Graham Boyd
10.5
Purchase and Sale Agreement between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LLC dated May 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023).

10.6
Secured Promissory Note between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LP dated May 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023).

10.7
Deed of Trust and Assignment of Rents between Mesa Cobre Holding Corporation and First American Title Insurance Company for the benefit of Wolff-Harvard Ventures, LP dated May 23, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023)

10.8+
Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated May 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2023)

10.9*	Investor Rights Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023
10.10*
Shareholders Agreement by and among Ivanhoe Electric Inc., Ivanhoe Electric Mena Holdings Ltd., Ma’aden Ivanhoe Electric Exploration and Development Limited Company and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023

10.11	Form of Director Indemnification Agreement (incorporated by reference to Schedule 6 of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2023)
10.12*	Form of Non-Employee Director Deferred Share Unit Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
+ Certain schedules or portions thereof are omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees     to provide on a supplemental basis a copy of any omitted schedule to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)