Form 10-Q
period 2023-09-30
Ivanhoe Electric Inc.
filed 2023-11-08
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-41436

Ivanhoe Electric Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0633823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
606-999 Canada Place Vancouver, BC Canada	V6C 3E1
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (604) 689-8765

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IE	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 7, 2023, the registrant had 119,037,765 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended September 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$249,045	$139,660
Accounts receivable	2,408	1,497
Inventory	4,756	5,648
Prepaid expenses and deposits	4,578	4,226
	260,787	151,031
Non-current assets:
Investments subject to significant influence	41,184	5,998
Other investments	1,641	2,220
Exploration properties	216,295	86,758
Property, plant and equipment	4,678	3,934
Intangible assets	171	1,249
Other non-current assets	8,150	9,296
Total assets	$532,906	$260,486

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,022	$13,943
Note payable	37,044	—
Lease liabilities, current	623	706
Contract liability	2,795	2,783
	62,484	17,432
Non-current liabilities:
Note payable	48,325	—
Convertible debt	27,460	25,918
Deferred income taxes	4,404	3,888
Due to related party	—	10,010
Lease liabilities, net of current portion	641	403
Other non-current liabilities	800	388
Total liabilities	144,114	58,039

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 117.5 million shares issued and outstanding as of September 30, 2023 (December 31, 2022 - 700,000,000 authorized; 93.0 million issued and outstanding)	12	9
Additional paid-in capital	744,478	409,683
Accumulated deficit	(354,345)	(202,128)
Accumulated other comprehensive income	(1,944)	(1,189)
Equity attributable to common stockholders	388,201	206,375
Non-controlling interests	591	(3,928)
Total equity	388,792	202,447
Total liabilities and equity	$532,906	$260,486

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$239	$1,181	$2,232	$8,172
Cost of sales	(275)	(875)	(1,715)	(1,042)
Gross profit	(36)	306	517	7,130

Operating expenses:
Exploration expenses	34,208	33,971	93,318	75,157
General and administrative expenses	11,445	6,853	34,736	16,738
Research and development expenses	1,247	1,140	5,228	3,728
Selling and marketing expenses	36	51	181	108

Loss from operations	46,972	41,709	132,946	88,601

Other expenses (income):
Interest expense, net	1,717	164	2,398	1,199
Foreign exchange (gain) loss	62	972	(1,411)	1,403
(Gain) loss on revaluation of investments	(44)	(171)	(990)	1,272
Loss on revaluation of convertible debt	—	—	—	18,965
Share of losses of equity method investees	34,216	1,527	35,444	3,077
Other (income) expenses, net	337	(181)	(1,500)	1,401

Loss before income taxes	83,260	44,020	166,887	115,918

Income tax (recovery) expense	—	(167)	(200)	1,084

Net loss	83,260	43,853	166,687	117,002
Less loss attributable to non-controlling interests	(5,380)	(3,465)	(14,470)	(6,796)
Net loss attributable to common stockholders or parent	77,880	40,388	152,217	110,206

Net loss	83,260	43,853	166,687	117,002
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustments	(154)	(990)	1,185	(949)
Other comprehensive loss (income)	(154)	(990)	1,185	(949)
Comprehensive loss	$83,106	$42,863	$167,872	$116,053

Comprehensive loss attributable to:
Common stockholders or parent	77,766	39,673	152,972	109,556
Non-controlling interests	5,340	$3,190	14,900	$6,497
	$83,106	$42,863	$167,872	$116,053

Net loss per share attributable to common stockholders
Basic and diluted	$0.74	$0.43	$1.57	$1.50
Weighted-average common shares outstanding
Basic and diluted	104,866,006	92,887,918	97,028,679	73,685,619

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)
Nine months ended September 30, 2023

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Non-controlling interest	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2023	92,960,584	$9	$409,683	$(202,128)	$(1,189)	$(3,928)	$202,447
Net loss	—	—	—	(36,074)	—	(2,506)	(38,580)
Other comprehensive loss	—	—	—	—	(46)	(22)	(68)
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	1,000	—	3	—	—	—	3
Share-based compensation	—	—	5,067	—	—	65	5,132
Other changes in non-controlling interests	—	—	(6)	—	—	4	(2)
Balance at March 31, 2023	92,971,865	$9	$414,897	$(238,202)	$(1,235)	$(6,387)	$169,082
Net loss	—	—	—	(38,263)	—	(6,584)	(44,847)
Other comprehensive loss	—	—	—	—	(823)	(448)	(1,271)
Stock options exercised	479,909	—	1,194	—	—	—	1,194
Share-based compensation	—	—	5,365	—	—	66	5,431
Settlement of deferred share units	11,990	—	—	—	—	—	—
Non-controlling interests investment in subsidiary	—	—	17,979	—	—	19,174	37,153
Other changes in non-controlling interests	—	—	7	—	—	(1)	6
Balance at June 30, 2023	93,463,764	$9	$439,442	$(276,465)	$(2,058)	$5,820	$166,748
Net loss	—	—	—	(77,880)	—	(5,380)	(83,260)
Other comprehensive loss	—	—	—	—	114	40	154
Issuance of common stock; strategic investment, net of issuance costs	10,269,604	1	123,670	—	—	—	123,671
Issuance of common stock; public offering, net of issuance costs	13,629,629	2	175,540	—	—	—	175,542
Stock options exercised	156,118	—	389	—	—	—	389
Share-based compensation	—	—	5,581	—	—	70	5,651
Other changes in non-controlling interests	—	—	(144)	—	—	41	(103)
Balance at September 30, 2023	117,519,115	$12	$744,478	$(354,345)	$(1,944)	$591	$388,792

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)
Nine months ended September 30, 2022

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Non-controlling interest	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2022	63,925,334	$6	$75,743	$(52,314)	$(1,502)	$5,881	$27,814
Net loss	—	—	—	(15,452)	—	(2,222)	(17,674)
Other comprehensive income	—	—	—	—	102	4	106
Share-based compensation	—	—	882	—	—	73	955
Balance at March 31, 2022	63,925,334	$6	$76,625	$(67,766)	$(1,400)	$3,736	$11,201
Net loss	—	—	—	(54,366)	—	(1,109)	(55,475)
Other comprehensive income (loss)	—	—	—	—	(167)	20	(147)
Issuance of common stock, net of issuance costs	14,388,000	2	158,200	—	—	—	158,202
Issuance of common stock upon conversion of debt	13,628,958	1	160,139	—	—	—	160,140
Issuance of common stock upon settlement of liability	945,626	—	11,111	—	—	—	11,111
Share based compensation	—	—	784	—	—	54	838
Other changes in non-controlling interests	—	—	(8)	—	—	(4)	(12)
Balance at June 30, 2022	92,887,918	$9	$406,851	$(122,132)	$(1,567)	$2,697	$285,858
Net loss	—	—	—	(40,388)	—	(3,465)	(43,853)
Other comprehensive income	—	—	—	—	715	275	990
Share issuance costs	—	—	(229)	—	—	—	(229)
Share based compensation	—	—	581	—	—	141	722
Other changes in non-controlling interests	—	—	—	—	—	—	—
Balance at September 30, 2022	92,887,918	$9	$407,203	$(162,520)	$(852)	$(352)	$243,488

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Nine months ended September 30, 2023 and 2022

	2023	2022
Operating activities
Net loss	$(166,687)	$(117,002)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,133	3,187
Share-based compensation	16,214	2,515
Non-cash exploration expense	1,686	—
Non-cash research and development expense	1,935	—
Unrealized foreign exchange (gain) loss	(1,411)	1,384
Interest expense	4,925	1,542
Income tax (recovery) expense	(200)	1,084
Loss on revaluation of convertible debt	—	18,965
Loss on de-recognition of mineral interest	—	5,700
(Gain) Loss on revaluation of investments	(990)	1,272
Share of losses of equity method investees	35,444	3,077
Other	(400)	1,353
Changes in other operating assets and liabilities:
Trade accounts receivable	(911)	(115)
Inventory	737	(263)
Operating lease liabilities	(718)	(615)
Accounts payable and accrued liabilities	2,616	4,019
Other operating assets and liabilities	(1,345)	(4,880)
Net cash used in operating activities	(106,972)	(78,777)

Investing activities
Purchase of investments subject to significant influence	(67,948)	(3,601)
Purchase of exploration properties	(45,557)	(33,889)
Purchase of property, plant and equipment and intangible assets	(1,142)	(853)
Net cash used in investing activities	(114,647)	(38,343)

Financing activities
Net proceeds from issuance of common stock	299,924	159,320
Proceeds from convertible notes	—	86,200
Non-controlling interests investment in subsidiary	29,454	—
Proceeds from exercise of stock options	1,586	—
Other	—	(12)
Net cash provided by financing activities	330,964	245,508

Effect of foreign exchange rate changes on cash and cash equivalents	40	(572)
Increase in cash and cash equivalents	109,345	128,388
Cash and cash equivalents, beginning of the year	139,660	49,850
Cash and cash equivalents, end of the period	$249,045	$177,666

Supplemental cash flow information
Cash paid for income taxes	$1,188	$558

Supplemental disclosure of non-cash investing and financing activities
Note payable issued as consideration for land purchase	$82,590	$—
Non-controlling interests investment in subsidiary	10,546
Settlement of loan upon issuance of shares of subsidiary	(10,546)	—
Issuance of common stock upon conversion of debt	—	160,140
Issuance of common stock upon settlement of liability	—	11,111

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) is a US domiciled company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. The Company’s mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. The Company’s portfolio of electric metals exploration projects include the Santa Cruz Project in Arizona and the Tintic Project in Utah, as well as other exploration projects in the United States.
In addition to mineral projects in the United States, the Company also holds direct and indirect ownership interests, and in some cases controlling financial interests, in other non-U.S. mineral projects, and in proprietary mineral exploration and minerals-based technologies.
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at September 30, 2023 (December 31, 2022 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at September 30, 2023 (December 31, 2022 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 62.8% as at September 30, 2023 (December 31, 2022 — 63.2%).
•Kaizen Discovery Inc. (“Kaizen”) holds the Pinaya copper-gold exploration project in Peru. Ivanhoe Electric had an ownership interest in Kaizen of 82.5% as at September 30, 2023 (December 31, 2022 — 82.7%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated and combined carve-out financial statements and notes contained on its Form 10-K for the year ended December 31, 2022. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the nine month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
4. Cash and cash equivalents:
Of the total cash and cash equivalents at September 30, 2023 and December 31, 2022, $13.3 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.
At September 30, 2023, the Company does not have any cash equivalents in the form of redeemable short-term investments (December 31, 2022 - $2.3 million).
5. Investments subject to significant influence:
The Company’s principal investment subject to significant influence is its investment in Ma'aden Ivanhoe Electric Exploration and Development Limited Company ("Ma'aden Joint Venture"). Others include its investments in Sama Resources Inc. (“Sama”), Sama Nickel Corporation (“SNC”), SRQ Resources Inc. ("SRQ") and Go2Lithium Inc. ("Go2Lithium").

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Equity method			Carried at fair value
	Ma'aden Joint Venture (Note a)	SNC	Go2Lithium (Note b)	Sama	SRQ (Note c)	Fjordland	Total
Balance at December 31, 2022	$—	$890	$—	$4,799	$—	$309	$5,998
Investment	66,013	1,935	1,133	—	—	—	69,081
Share of losses	(33,199)	(1,996)	(249)	—	—	—	(35,444)
Receipt of shares upon spin-out	—	—	—	—	555	—	555
Change in fair value	—	—	—	563	739	—	1,302
Reclassification to other investments	—	—	—	—	—	(309)	(309)
Foreign currency translation	—	22	(21)	—	—	—	1
Balance at September 30, 2023	$32,814	$851	$863	$5,362	$1,294	$—	$41,184
(a) Exploration Joint Venture with Ma'aden:
On May 15, 2023, Ivanhoe Electric signed a Common Stock Subscription Agreement (the “Subscription Agreement”) with Saudi Arabian Mining Company Ma’aden (“Ma’aden”) pursuant to the Heads of Terms entered on January 11, 2023. On July 6, 2023, the Company completed the closing of the Ma’aden Transactions and entered into an Investor Rights Agreement, a Shareholders’ Agreement and other instruments contemplated thereby.
The Ma'aden Transactions included the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore approximately 48,500 km2 of prospective land (“Ma’aden land”) in Saudi Arabia and a $127.1 million strategic investment by Ma'aden in Ivanhoe Electric common stock. Refer to Note 8 for further information with respect to the Ma’aden investment in Ivanhoe Electric common stock.
In July 2023, Ivanhoe Electric contributed $66.0 million in cash into the Ma'aden Joint Venture. Ma’aden contributed access to Ma’aden land for the purpose of conducting exploration activities as a contribution for its 50% shareholding in the joint venture.
In addition, Ivanhoe Electric and the Ma'aden Joint Venture entered into a separate Typhoon™ equipment purchase agreement with I-Pulse Inc. ("I-Pulse") under which three Typhoon™ units shall be delivered in 2024 to the Joint Venture for an aggregate contract price of approximately $12.0 million.
The exploration phase of the Ma'aden Joint Venture has an initial term of five years that may be extended for up to an additional five years subject to confirmation by both shareholders. The Shareholder’s Agreement shall terminate at the end of the exploration term if no land area with an economically viable resource has been identified (“Designated Project”).
In the event of termination of the shareholder’s agreement or upon conclusion of the exploration phase, the legal and beneficial title to each Typhoon™ unit shall immediately revert to Ivanhoe Electric and Ma’aden shall be entitled to withdraw the land access rights to the Ma’aden land (except concerning Designated Projects).
The Ma'aden Joint Venture is managed by the Board of Directors of the joint venture with Ivanhoe Electric and Ma’aden each having the right to appoint three directors.
Management has determined that the Ma'aden Joint Venture is subject to joint control and will account for the investment using the equity method of accounting. The Ma'aden Joint Venture has expensed the value of the land access rights of $66.0 million, in accordance with Ivanhoe Electric’s accounting policy for exploration and evaluation costs. Ivanhoe Electric has recognized its 50% share of loss in the joint venture.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
(b) Go2Lithium:
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
(c) SRQ:
On August 10, 2023, Sama completed a spin-out of its previously wholly owned subsidiary, SRQ. SRQ holds an exploration stage nickel project in Quebec, Canada. Upon the completion of the spin-out each shareholder of Sama received an equivalent shareholding in SRQ.
SRQ is publicly listed on the TSX Venture Exchange. The Company has elected to account for its investment in SRQ at fair value in accordance with its accounting policy for investments subject to significant influence. At September 30, the Company owned 22.8% of the issued and outstanding common shares in SRQ.
6. Exploration properties:

	Santa Cruz (Note a)	Tintic	Pinaya	San Matias	Other	Total
Balance at December 31, 2022	$40,880	$27,138	$2,525	$15,315	$900	$86,758
Acquisition costs	125,613	3,525	—	—	400	129,538
Foreign currency translation	—	—	(1)	—	—	(1)
Balance at September 30, 2023	$166,493	$30,663	$2,524	$15,315	$1,300	$216,295
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
7. Convertible debt:

VRB Convertible bond Note
Balance at December 31, 2022	$25,918
Interest expense	1,542
Balance at September 30, 2023	$27,460
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
8. Equity:
(a) Common stock transactions:
(i) Ma'aden Strategic Investment:
On July 6, 2023 Ivanhoe Electric completed the closing of the Ma'aden transactions which included the issuance of 10.3 million shares of common stock, representing 9.9% of common shares on completion of the Ma'aden transactions, at a purchase price of $12.38 per share for gross proceeds of $127.1 million. Directly attributable issuance costs of $3.5 million were incurred in conjunction with the strategic investment were recorded as a reduction in paid in capital.
Ivanhoe Electric granted Ma’aden a top-up right allowing Ma’aden to maintain its 9.9% ownership for up to eight years through the purchase of additional shares at a price per share paid in a recent equity financing. Ma’aden has agreed to a five-year standstill limiting its shareholding to a maximum of 19.9%, subject to certain exceptions. Ma’aden was granted the right to appoint a nominee to the Ivanhoe Electric board of directors.
(ii) Public offering:
On September 18, 2023, Ivanhoe Electric completed a public offering and issued 13.6 million shares of common stock at a price of $13.50 per share for gross proceeds of $184.0 million. Directly attributable issuance costs of $8.5 million were incurred in conjunction with the public offering were recorded as a reduction in paid in capital.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$4,711	$426	$13,669	$1,376
Exploration expenses	934	257	2,529	994
Research and development expenses	6	—	11	—
Cost of sales	—	39	5	145
	$5,651	$722	$16,214	$2,515
(i) Stock options:
During the nine months ended September 30, 2023, the Company granted stock options to certain executives and senior management of the Company. The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date. The stock options were granted at an exercise price equal to the closing stock price on the grant date.
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
Information related to stock options granted during the nine months ended September 30, 2023 is presented below.

	Grant date: February 1, 2023	Grant date: March 1, 2023	Grant date: July 1, 2023	Grant date: August 9, 2023
Exercise price	$13.23	$15.46	$13.04	$16.03
Number of options granted	500,000	100,000	100,000	200,000
Weighted average assumptions used to value stock option awards:
Expected volatility	69.8%	69.5%	66.2%	65.4%
Expected life of options (in years)	4	4	4	4
Expected dividend rate	0%	0%	0%	0%
Risk-free interest rate	3.73%	4.52%	4.41%	4.35%
Weighted average grant-date fair value (per option)	$7.22	$8.53	$6.95	$8.46
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
9. Revenue:
The Company recognized revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue type	2023	2022	2023	2022
Software licensing	$—	$2	$400	$6,713
Data processing services	229	552	550	832
Renewable energy storage systems (Note a)	10	627	1,282	627
Total	$239	$1,181	$2,232	$8,172
(a)At September 30, 2023, the Company had a contract liability of $2.8 million (December 31, 2022 — $2.8 million) relating to the sale of renewable energy storage systems.
10. Exploration expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
Project	2023	2022	2023	2022
Santa Cruz, USA	$11,079	$21,811	$40,804	$46,372
San Matias, Colombia	7,292	6,000	22,059	11,773
Tintic, USA	6,030	613	9,105	1,309
Hog Heaven, USA	3,512	262	4,566	1,130
Lincoln, USA	1,641	210	2,118	549
White Hill, USA (Note a)	618	—	1,368	—
Carolina, USA	158	501	1,186	1,015
Pinaya, Peru	178	297	828	2,448
Generative exploration and other	3,700	4,277	11,284	10,561
Total	$34,208	$33,971	$93,318	$75,157
(a) White Hill project:
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
The second installment is secured by a pledge and call option over 20% of the shares of CMH, that are held by JCHX. In the event JCHX pays the second installment but does not pay the third installment, JCHX’s and Cordoba’s ownership of CMH shares will be adjusted to 40% and 60%, respectively.
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
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
Total Expenses
Global Mining (Note a)	893	1,383	2,274	3,485	11,487	9,567
Ivanhoe Capital Aviation (Note b)	—	83	250	250	750	750
I-Pulse (Note c)	1,195	—	1,131	286	3,446	286
Total	2,088	1,466	3,655	4,021	15,683	10,603
Advances
Global Mining (Note a)	2,290	1,987	—	—	—	—
Deposit
I-Pulse (Note c)	4,877	7,128	—	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note d)	—	10,010	—	—	—	—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	2023	2022	2023	2022
Expense classification
Exploration expenses	1,441	2,395	7,773	5,925
General and administrative expenses	1,592	1,626	5,980	4,678
Research and development expenses	622	—	1,930	—
	3,655	4,021	15,683	10,603
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at September 30, 2023 (December 31, 2022 — 7.1%).
(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.
(c)I-Pulse is a shareholder of the Company. On October 24, 2022 the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters to be delivered in stages over approximately three years. The total purchase price for the six Typhoon™ transmitters is $12.4 million, which includes research and development costs of $2.8 million. The agreement also includes annual maintenance costs of $1.7 million per year. The Company is recognizing the research and development costs and annual maintenance costs on a straight line basis in the condensed interim consolidated statement of loss. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered.
(d)JCHX held 19.8% of Cordoba’s issued and outstanding common stock as at September 30, 2023 (December 31, 2022 - 19.9%).
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

13. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	6,656	—	—	5,108	—	—
Other investments	1,641	—	—	2,220	—	—
Total financial assets	$8,297	$—	$—	$7,328	$—	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
There were no movements in level three instruments for the nine months ended September 30, 2023.

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
The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.
Segment information for the periods presented is as follows:

	Three months ended September 30, 2023				Nine months ended September 30, 2023
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$229	$10	$239	$—	$950	$1,282	$2,232
Intersegment revenues	—	37	—	37	—	100	—	100
Loss from operations	44,764	152	2,056	46,972	125,572	1,296	6,078	132,946
Segment Assets	509,887	3,810	19,209	532,906	509,887	3,810	19,209	532,906

	Three months ended September 30, 2022				Nine months ended September 30, 2022
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$554	$627	$1,181	$—	$7,545	$627	$8,172
Intersegment revenues	—	89	—	89	—	228	—	228
Loss (income) from operations	38,669	640	2,400	41,709	86,552	(3,956)	6,005	88,601
Segment Assets	267,548	6,542	20,712	294,802	267,548	6,542	20,712	294,802
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
16. Subsequent event:
On October 23, 2023, Ivanhoe Electric entered into a subscription agreement with Ma’aden whereby Ma’aden agreed to purchase 1,513,650 shares of the Company's common stock at a purchase price of $13.50 per share in a private placement, for aggregate gross proceeds of approximately $20.4 million. The subscription agreement is as a result of the "top-up right” granted to Ma'aden under the July 6, 2023 Investor Rights Agreement which enables Ma'aden to purchase additional shares of the Company's common stock to maintain its 9.9% stock ownership position in the event of any issuances. The sale of the shares closed on October 31, 2023.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from our initial public offering or other offerings of our securities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: our mineral projects are all at the exploration stage and are subject to the significant risks and uncertainties associated with mineral exploration; the initial assessment for our Santa Cruz Project is only an early stage study of its potential economic viability and future studies and actual economic outcomes may vary greatly from those set forth in the initial assessment; we have no mineral reserves, other than at the San Matias project; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated or projected; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against one of our subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating and the potential for forest fires at many of our properties; and our operations may be impacted by the COVID-19 pandemic, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy.
You should carefully consider these risks, as well as the additional risks described in other documents we file with the SEC. We also operate in a very competitive and rapidly changing industry. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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
Business Overview
We are a United States domiciled company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. We use our accurate and powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process as we seek to discover new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals. Our mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. Through the advancement of our portfolio of electric metals exploration projects, headlined by the Santa Cruz Project in Arizona and the Tintic Project in Utah, as well as other exploration projects in the United States, we intend to support the United States' supply chain independence by finding and delivering critical metals necessary for the electrification of the economy. We also operate a 50/50 joint venture with Saudi Arabian Mining Company Ma’aden ("Ma'aden") to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in the Kingdom of Saudi Arabia.
Finally, in addition to our mineral projects, we also own a controlling interest in VRB Energy Inc. ("VRB") which is primarily engaged in the design, manufacture, installation, and operation of vanadium redux flow energy storage systems.
At our Santa Cruz Project in Arizona, we are evaluating the potential for a high-grade modern underground copper mining operation. We recently completed the Initial Assessment & Technical Report Summary for the Santa Cruz Project (the "IA"), which outlines a potential 5.9 million tonnes per year underground mining operation, supported by 105.2 million tonnes of modeled mill feed with an average grade of 1.58% copper from the Santa Cruz and East Ridge Deposits, resulting in an estimated 20-year mine life. We are advancing further studies for an underground copper mining operation with a focus on minimizing the surface footprint of the mine while at the same time incorporating leading technologies to improve efficiencies and costs. We are designing a technologically advanced mine that we expect to result in low carbon dioxide emissions per pound of copper produced and be a leading example of responsibly produced domestic copper. Key considerations that will influence our decision making include, but are not limited to, using clean and renewable energy in our future mining operations, optimizing and minimizing our water utilization, minimizing our environmental footprint, ensuring workforce diversity and hiring from local communities, health, safety and environmental performance, support of local cultural heritage and biodiversity protection.
References to our mineral projects refers to our interests in such projects which may be a direct ownership interest in mineral titles (including through subsidiary entities), a right to acquire mineral titles through an earn-in or option agreement, or, in the case of our investments in publicly listed companies in Canada, through our ownership of the equity of those companies that have an interest in such mineral project.
Our shares of common stock are listed on the NYSE American and the TSX under the ticker symbol “IE”.
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
Business Developments in the Quarter
On May 15, 2023, we signed a Common Stock Subscription Agreement ("the Subscription Agreement") with Saudi Arabian Mining Company Ma’aden (“Ma’aden”). On July 6, 2023, we completed the closing of the transactions contemplated by the Subscription Agreement (the “Ma’aden Transactions”) and entered into an Investor Rights Agreement, a Shareholders’ Agreement and the other instruments contemplated thereby.

The Ma'aden Transactions included the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in the Kingdom of Saudi Arabia, and a strategic investment by Ma'aden in Ivanhoe Electric common stock. On July 6, 2023, we issued to Ma’aden an aggregate of 10,269,604 shares of common stock of our Company, constituting 9.9% of the total outstanding number of shares of common stock immediately following closing of the Ma'aden Transactions, for gross proceeds of approximately $127.1 million, representing an aggregate purchase price of $12.38 per share. Of the $127.1 million total proceeds from the private placement, $66.0 million has been contributed to the joint venture to fund its exploration activities, including the purchase of three new-generation TyphoonTM machines from I-Pulse Inc. The remaining $61.1 million has been retained by Ivanhoe Electric to advance our portfolio of US mineral projects, and for working capital and general corporate purposes.
On July 10, 2023, we filed an automatic shelf registration statement on Form S-3 to permits us to publicly offer and sell securities from time to time, including common stock, preferred stock, debt securities, warrants, subscription rights and units. We may offer and sell securities under the Form S-3 from time to time.
On September 6, 2023, we completed and announced the IA. The IA is a preliminary technical and economic study for the Santa Cruz Project and associated high-grade mineral resources included in the Santa Cruz and East Ridge deposits. The study analyzes the potential for a high-grade underground copper mining operation supported by modern technologies to reduce environmental impact and powered predominantly by renewable energy.
On September 18, 2023, we closed an underwritten public offering consisting of 11,851,852 shares of our common stock at a public offering price of $13.50 per share. The aggregate gross proceeds to the Company from the offering were approximately $160 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
In addition, we received notice from the underwriters on September 18, 2023, of the full exercise of their option to purchase an additional 1,777,777 shares of common stock from the Company. The aggregate gross proceeds from the exercise of the underwriters’ option was approximately $24 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The sale of the underwriters’ option shares closed on September 21, 2023.
On October 23, 2023, we entered into a subscription agreement with Ma’aden whereby Ma’aden agreed to purchase 1,513,650 shares of our common stock at a purchase price of $13.50 per share in a private placement, for aggregate gross proceeds of approximately $20.4 million. The subscription agreement is as a result of the "top-up right” granted to Ma'aden under the July 6, 2023 investor rights agreement which enables Ma'aden to purchase additional shares of our common stock to maintain its 9.9% stock ownership position in the event of any issuances. The sale of the shares closed on October 31, 2023.
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
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
For the three months ended September 30, 2023 we recorded a net loss attributable to common stockholders of $77.9 million ($0.74 per share), compared to $40.4 million ($0.43 per share) for the three months ended September 30, 2022, which was an increase of $37.5 million. A significant contributor to this increase for the three months ended September 30, 2023 was that the three months ended September 30, 2023 included an increase of $32.7 million in share of losses of equity method investees due to our recognition of a $33.0 million share of loss from the Ma'aden joint venture due to the expensing of the land access rights in accordance with our accounting policy for exploration and evaluation costs. In addition, there was also an increase of $4.6 million in general and administrative expenses compared to the three months ended September 30, 2022.
Exploration expenses were $34.2 million for the three months ended September 30, 2023, an increase of $0.2 million from $34.0 million for the three months ended September 30, 2022. Exploration expenses consisted of the following:

	Three Months Ended September 30,
(In thousands)	2023	2022
Exploration Expenses:
Santa Cruz, USA	$11,079	$21,811
San Matias, Colombia	7,292	6,000
Tintic, USA	6,030	613
Hog Heaven, USA	3,512	262
Lincoln, USA	1,641	210
White Hill, USA	618	—
Pinaya, Peru	178	297
Carolina, USA	158	501
Generative exploration and other	3,700	4,277
Total	$34,208	$33,971
During the three months ended September 30, 2023, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $11.1 million of exploration expenditure was incurred in the three months ended September 30, 2023 compared to $21.8 million incurred in the three months ended September 30, 2022. Activities during the three months ended September 30, 2023 at Santa Cruz were focused on a program of infill resource drilling, geotechnical, hydrological and metallurgical drilling, advancing technical studies, and finalization of the IA and the National Instrument 43-101 Preliminary Assessment and Technical Report ("PEA") which were released on September 6, and September 11, 2023.
•Cordoba's San Matias Project where $7.3 million of exploration expenditure was incurred by Cordoba for the three months ended September 30, 2023 compared to $6.0 million incurred in the three months ended September 30, 2022. Activities during the three months ended September 30, 2023 focused on continuing work on the feasibility study on the Alacran deposit including feasibility metallurgical test work, infrastructure, mine, mill and tailings facility design work, investigation of power supply options, environmental studies and market investigations.
•the Tintic Project where $6.0 million of exploration expenditure was incurred in the three months ended September 30, 2023 compared to $0.6 million incurred in the three months ended September 30, 2022. Activities during the three months ended September 30, 2023 at Tintic included continuing the two drill rig exploration program that is testing new areas of the historic Main Tintic Mining District. Drilling has focused on deep targets guided by geophysical data; and
•the Hog Heaven Project in Montana where $3.5 million of exploration expenditure was incurred in the three months ended September 30, 2023 compared to $0.3 million incurred in the three months ended September 30, 2022. Activities during the three months ended September 30, 2023 at Hog Heaven included continuing the two drill rig exploration program that commenced in June 2023. The program was focused on delineating new epithermal mineralization and testing porphyry copper concepts. The Hog Heaven site was evacuated from July 28 to August 8, 2023 due to nearby wildfire activity, and drilling was again halted August 24 to September 2, 2023 to upgrade roads and install water lines as a safety precaution in advance of colder weather conditions.
General and administrative expenses were $11.4 million for the three months ended September 30, 2023, an increase of $4.6 million from $6.9 million in three months ended September 30, 2022. The main items contributed to the increase, including:
•a $4.3 million increase in stock-based compensation expense from $0.4 million for the three months ended September 30, 2022 compared to $4.7 million for the three months ended September 30, 2023. This increase was due to the impact of the non-cash stock-based compensation expense incurred in relation to additional Ivanhoe Electric stock option and RSU grants that have occurred since October 2022; and
•a $0.6 million increase in salary and wages compared to the three months ended September 30, 2022 due to adding more people to our management and administrative teams following our IPO.
Revenue for the three months ended September 30, 2023 was $0.2 million, a decrease of $1.2 million from the three months ended September 30, 2022.

	Three Months Ended September 30,
	2023	2022
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$229	554
Cost of sales	(114)	(277)
Gross profit	$115	277
VRB: Energy storage systems:
Revenue	$10	627
Cost of sales	(161)	(598)
Gross (loss) profit	$(151)	29
Total:
Revenue	$239	1,181
Cost of sales	(275)	(875)
Gross (loss) profit	$(36)	306
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 95.8% of our revenue for the three months ended September 30, 2023 ($0.2 million) and 46.9% for the three months ended

September 30, 2022 ($0.6 million). Revenue decreased at CGI as a result of less data processing projects occurring during the third quarter of 2023. CGI continues to focus on generating new business.
VRB's revenue represented 4.2% of our revenue for the three months ended September 30, 2023 ($0.0 million) and 53.1% for the three months ended September 30, 2022 ($0.6 million). During the third quarter of 2023, VRB recognized $0.01 million in revenue in relation to a maintenance service project for a customer in China.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023 we recorded a net loss attributable to common stockholders of $152.2 million ($1.57 per share), compared to $110.2 million ($1.50 per share) for the nine months ended September 30, 2022, which was an increase of $42.0 million. Significant contributors to this increase for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 included an increase of $18.2 million in exploration expenditures, an increase of $18.0 million in general and administrative expenses and an increase of $32.4 million in share of losses of equity method investees due to our recognition of a $33.0 million share of loss from the Ma'aden joint venture. These increases for the nine months ended September 30, 2023 were offset by a decrease of $19.0 million due to the nine months ended September 30, 2022 including an amount of $19.0 million in relation to a non-cash loss on the revaluation of the convertible notes that were automatically converted into shares of our common stock upon the completion of the IPO on June 30, 2022 and there was no similar expense in 2023.
Exploration expenses were $93.3 million for the nine months ended September 30, 2023, an increase of $18.2 million from $75.2 million for the nine months ended September 30, 2022. Exploration expenses consisted of the following:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Exploration Expenses:
Santa Cruz, USA	$40,804	$46,372
San Matias, Colombia	22,059	11,773
Tintic, USA	9,105	1,309
Hog Heaven, USA	4,566	1,130
Lincoln, USA	2,118	549
White Hill, USA	1,368	—
Carolina, USA	1,186	1,015
Pinaya, Peru	828	2,448
Generative exploration and other	11,284	10,561
Total	$93,318	$75,157
During the nine months ended September 30, 2023, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $40.8 million of exploration expenditure was incurred in the nine months ended September 30, 2023 compared to $46.4 million incurred in the nine months ended September 30, 2022. Activities during the nine months ended September 30, 2023 at Santa Cruz were focused on a program of exploration and infill resource, geotechnical, hydrological and metallurgical drilling, advancing technical studies, completing the updated mineral resource estimate released in February 2023 and the finalization of the IA and the National Instrument 43-101 Preliminary Assessment and Technical Report ("PEA") which were released on September 6, and September 11, 2023.
•Cordoba's San Matias Project where $22.1 million of exploration expenditure was incurred by Cordoba for the nine months ended September 30, 2023 compared to $11.8 million incurred in the nine months ended September 30, 2022. Activities during the nine months ended September 30, 2023 focused on continuing work on the feasibility study on the Alacran deposit. including infill geotechnical, metallurgical, hydrological and infill resource drilling, feasibility metallurgical test work, infrastructure, mine, mill and tailings facility design work, investigation of power supply options, environmental studies and market investigations;
•the Tintic Project where $9.1 million of exploration expenditure was incurred in the nine months ended September 30, 2023 compared to $1.3 million incurred in the nine months ended September 30, 2022. Activities during the nine months ended September 30, 2023 at Tintic were focused on completing an initial diamond drill hole and commencing a two drill rig exploration program that is testing new areas of the historic Main Tintic Mining District. Drilling has focused on deep targets guided by geophysical data; and
•the Hog Heaven Project in Montana where $4.6 million of exploration expenditure was incurred in the three months ended September 30, 2023 compared to $1.1 million incurred in the three months ended September 30, 2022. Activities during the three months ended September 30, 2023 at Hog Heaven included a two drill rig exploration program that commenced in June 2023. The program was focused on delineating new epithermal mineralization and testing porphyry copper concepts. The Hog Heaven site was evacuated from July 28 to August 8, 2023 due to nearby wildfire activity, and drilling was again halted August 24 to September 2, 2023 to upgrade roads and install water lines as a safety precaution in advance of colder weather conditions.
General and administrative expenses were $34.7 million for the nine months ended September 30, 2023, an increase of $18.0 million from $16.7 million in nine months ended September 30, 2022. Several items contributed to the increase, including:
•a $12.3 million increase in stock-based compensation expense from $1.4 million for the nine months ended September 30, 2022 compared to $13.7 million for the nine months ended September 30, 2023. This increase was due to additional non-cash stock-based compensation expense in relation to Ivanhoe Electric stock option and RSU grants that have occurred since October 2022;
•a $2.4 million increase in directors and officers insurance expenses from $1.8 million for the nine months ended September 30, 2022 compared to $4.2 million for the nine months ended September 30, 2023. This increase was due to the nine months ended September 30, 2023 including nine months of director and officers insurance expense compared to the nine months ended September 30, 2022 including only four months expense as we entered into the insurance policy in June 2022 immediately before our IPO; and
•a $1.9 million increase in salary and wages compared to the nine months ended September 30, 2022 due to adding more people to our management and administrative teams following our IPO.
Revenue for the nine months ended September 30, 2023 was $2.2 million, a decrease of $5.9 million from $8.2 million for the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$950	7,546
Cost of sales	(319)	(444)
Gross profit	$631	7,102
VRB: Energy storage systems:
Revenue	$1,282	627
Cost of sales	(1,396)	(598)
Gross (loss) profit	$(114)	29
Total:
Revenue	$2,232	8,172
Cost of sales	(1,715)	(1,042)
Gross profit	$517	7,130
VRB's revenue represented 57.4% of our revenue for the nine months ended September 30, 2023 ($1.3 million) and 7.7% for the nine months ended September 30, 2022 ($0.6 million). During the nine months ended September 30, 2023, VRB delivered, installed and commissioned a 1MW/2MWh energy storage system to a customer in China, which resulted in $1.3 million of revenue being recognized.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 42.6% of our revenue for the nine months ended September 30, 2023 ($1.0 million) and 92.3% for the nine months ended September 30, 2022 ($7.5 million). CGI’s revenue for the nine months ended September 30, 2023 was $1.0 million, a decrease of $6.6 million from $7.5 million for the nine months ended September 30, 2022. The decrease in CGI’s revenue was a result of revenue for the nine months ended September 30, 2022 including a one-time amount of $6.5 million relating to a new contract that CGI entered into with one of its customers upon the expiration of a previous three-year contract. Under that agreement with this customer, CGI agreed to license certain software for a one-time fee of $6.5 million, which was received and recognized in the first quarter of 2022. CGI’s revenue for the nine months ended September 30, 2023 consisted of $0.4 million of software licensing revenue and $0.6 million in revenue from processing data.
CGI’s gross profit for the nine months ended September 30, 2023 was $0.6 million, a decrease of $6.5 million from $7.1 million for the nine months ended September 30, 2022. The licensing of certain software for a one-time fee of $6.5 million had a direct impact on gross profit for the nine months ended September 30, 2022 as the licenses had no underlying carrying value and therefore resulted in a $6.5 million gross profit being recognized.
Stock-Based Compensation
During the nine months ended September 30, 2023, we granted stock options to certain employees of the Company. The fair value of the option grants was determined using the Black-Scholes option-pricing model as follows:

	February 1, 2023 Grant Date	March 1, 2023 Grant Date	July 1, 2023 Grant Date	August 9, 2023 Grant Date
Number of options granted	500,000	100,000	100,000	200,000
Exercise price	$13.23	$15.46	$13.04	$16.03
Black-Scholes option-pricing model fair value	$7.22	$8.53	$6.95	$8.46
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
We have funded our operations through the sale of our equity and convertible securities.
At September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $249.0 million and $139.7 million, respectively, and a working capital of $198.3 million and $133.6 million, respectively. Of the total cash and cash equivalents at September 30, 2023 and December 31, 2022, $13.3 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
As at November 7, 2023, we believe that we will have sufficient cash resources to carry out our business plans for at least the next 12 months. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.

Cash Balances as of September 30, 2023
The table below discloses the amounts of cash disaggregated by currency denomination as of September 30, 2023 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Chinese Renminbi	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$234,680	$260	$—	$—	$—	$234,940
Singapore	8,500	—	—	—	—	8,500
Canada	2,365	504	—	—	—	2,869
Cayman Islands	1,084	3	—	—	—	1,087
China	—	—	743	—	—	743
British Virgin Islands	707	1	—	—	—	709
Other	92	1	—	54	51	197
Total	$247,429	$769	$743	$54	$51	$249,045
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
There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the three months ended September 30, 2023.
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
Bridge Loan — Cordoba
In December 2022, JCHX Mining Management Co., Ltd (“JCHX”) advanced a bridge loan of $10 million to Cordoba Minerals in connection with the strategic arrangement for the joint development of Cordoba Mineral’s Alacran Project. The bridge loan is for an 18-month term and bears interest at 12% per annum during the first 12 months of the term and 14% per annum during the remaining six months, calculated on the basis of a 365-day year. Upon closing the strategic arrangement on May 8, 2023, all of the principal and interest outstanding on the bridge loan was applied towards the first installment as a payment in kind.

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	(106,972)	(78,777)
Investing activities	(114,647)	(38,343)
Financing activities	330,964	245,508
Effect of foreign exchange on cash	40	(572)
Total change in cash	109,385	127,816
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
Net cash used in operating activities for the nine months ended September 30, 2023 was $107.0 million, an increase of $28.2 million from the $78.8 million of net cash used for the nine months ended September 30, 2022.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the nine months ended September 30, 2023 of $114.6 million was mainly attributable to the $67.9 million related to purchase of investments subject to significant influence and $45.6 million related to payments for mineral interests. The $67.9 million related to purchase of investments subject to significant influence primarily relates to our $66.0 million investment in the Ma'aden Joint Venture. The $45.6 million of payments for mineral interests included $41.7 million paid to acquire land at the Santa Cruz Project and $3.5 million of option payments at our Tintic Project.
Financing activities.
Net cash used in investing activities for the nine months ended September 30, 2023 was $331.0 million which was primarily from the $299.9 million in net proceeds we raised through issuances our common stock. We raised net proceeds of $123.7 million as a result of the July 2023 private placement with Ma'aden and raised net proceeds of $175.5 million from our September 2023 public offering. In addition, we received $1.6 million of proceeds from the exercise of employee stock options during the nine months ended September 30, 2023. Our subsidiary, Cordoba, raised $29.5 million during nine months ended September 30, 2023 in relation to financing its Alacran project through its strategic arrangement with JCHX.
Contractual Obligations
As of September 30, 2023, there were no material changes in our contractual obligations since December 31, 2022 other than those discussed above under "Note Payable".
Off Balance Sheet Arrangements
As of September 30, 2023, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 12 of our Condensed Interim Consolidated Financial Statements for the three and nine months ended September 30, 2023.

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
We granted 900,000 stock options during the nine months ended September 30, 2023. The table below details the options granted and the Black-Scholes option pricing model assumptions used to compute the fair value of the options:

	February 1, 2023 Grant Date	March 1, 2023 Grant Date	July 1, 2023 Grant Date	August 9, 2023 Grant Date
Number of options granted	500,000	100,000	100,000	200,000
Exercise price	$13.23	$15.46	$13.04	$16.03
Black-Scholes option-pricing model fair value	$7.22	$8.53	$6.95	$8.46

Black-Scholes option-pricing model assumptions:
Risk-free interest rate	3.7%	4.5%	4.4%	4.4%
Dividend yield	nil	nil	nil	nil
Estimated volatility	69.8%	69.5%	66.2%	65.4%
Expected option life	4 years	4 years	4 years	4 years

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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of September 30, 2023.
Transition from Emerging Growth Company Status and Smaller Reporting Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include:
•We are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002.
•We are not required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis).
•We are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”.
•We are not required to disclose certain executive compensation items such as the correlation between executive compensation and performance, and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not “emerging growth companies.”

We are also a “smaller reporting company” as defined under the Exchange Act. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation.
Due to the market value of our equity securities that was held by non-affiliates on June 30, 2023 exceeding $700 million, we anticipate that on December 31, 2023, we will become a “large accelerated filer” as defined under the Exchange Act, and will cease to be an “emerging growth company”. Accordingly, we anticipate that for purposes of our Form 10-K annual report for the year ended December 31, 2023, we will no longer qualify for the accommodations granted to an emerging growth company and will be required to comply with the requirements applicable to a large accelerated filer. Due to the market value of our equity securities held by non-affiliates on June 30, 2023 exceeding $700 million, we will also cease to be a “smaller reporting company”. Due to a transitional period approved by the SEC for former smaller reporting companies, we anticipate that our Form 10-K annual report for the year ended December 31, 2023 and our proxy statement for our 2024 annual meeting of stockholders may continue to take advantage of the reduced disclosure obligations relating to a smaller reporting company.
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
As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K, except as set forth below.
Joint ventures and other partnerships in relation to our properties may expose us to risks.
We have in the past entered into, are currently party to, and may in the future enter into, joint ventures, such as our current joint venture with Ma’aden, or other arrangements with parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Joint ventures may require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions, which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such joint venture properties. Joint ventures and similar arrangements may also impose financial, operational and other requirements on each of the parties. Any failure of us or such other companies to meet our and their respective obligations, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common stock.
Our indebtedness and grant of security interests in certain of our assets could adversely affect our business.
We may incur indebtedness from time to time, which may be secured. As of September 30, 2023, our total consolidated liabilities were $144.1 million, which includes $85.4 million pursuant to the promissory note (the “Santa Cruz Promissory Note”) that we issued as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at our Santa Cruz Project, which is secured by a deed of trust on such assets (the “Deed of Trust”).
Our mineral properties are in the exploration stage and we have limited sources of revenue from which to pay indebtedness. If we are unable to pay existing or future indebtedness when due, the holders will have rights against us, and in the case of secured indebtedness, the holders may potentially seize or sell the assets subject to the security interest. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects. In addition, the Deed of Trust requires us to pay the Santa Cruz Promissory Note in full prior to commencing material construction on the Santa Cruz Project, which could affect our development plans for the Santa Cruz Project.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2023
There were no unregistered sales of equity securities during the three months ended September 30, 2023, other than the unregistered shares issued to Ma'aden as previously reported in our Form 8-K filed on July 6, 2023.
On July 6, 2023 we issued to Ma’aden an aggregate of 10,269,604 shares of common stock of the Company, constituting 9.9% of the total outstanding number of shares of common stock (the “Purchased Shares”), for gross proceeds of approximately $127.1 million, representing an aggregate purchase price of $12.38 per share. The Purchased Shares issued were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. In connection with the issuance of the Purchased Shares, Ma’aden represented it is not a “U.S Person” within the meaning of Regulation S under the Securities Act. The Purchased Shares have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

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
The net proceeds from the IPO to us, after deducting underwriting discounts and commissions and offering expenses of $11.1 million, were $158.0 million. No IPO expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. As at September 30, 2023, the Company's use of net proceeds is materially in-line with the planned use of net proceeds as described in the final prospectus.

Item6.Exhibits.

Exhibit Number	Description
10.1
Executive Employment Agreement dated July 1, 2023 between the Company and Mark Gibson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).

10.2
Amended and Restated Executive Employment Agreement dated August 3, 2023 between the Company and Glen Kuntz (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).

10.3
Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Company and Quentin Markin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).

10.4
Executive Employment Agreement dated August 7, 2023 between the Company and Graham Boyd (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).

10.5	Underwriting Agreement dated as of September 14, 2023 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023).
10.6+
Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated October 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on October 24, 2023).

10.7
Investor Rights Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)

10.8
Shareholders Agreement by and among Ivanhoe Electric Inc., Ivanhoe Electric Mena Holdings Ltd., Ma’aden Ivanhoe Electric Exploration and Development Limited Company and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).

10.9	Form of Director Indemnification Agreement (incorporated by reference to Schedule 6 of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2023)
10.10	Form of Non-Employee Director Deferred Share Unit Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
96.1
Technical Report Summary on the Santa Cruz Project, Arizona, U.S.A., SRK Consulting (U.S.), Inc., KCB Consultants Ltd., Life Cycle Geo, LLC, M3 Engineering and Technology Corp., Nordmin Engineering Ltd., Call & Nicholas, Inc., Tetra Tech, Inc., INTERA Incorporated, Haley & Aldrich, Inc., and Met Engineering, LLC, dated of September 6, 2023 (incorporated by reference to Exhibit 96.1 to the Company’s Current Report on 8-K filed with the SEC on September 6, 2023).

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

* Filed herewith.
+ Certain schedules or portions thereof are omitted pursuant to Item 601(a)(6) of Regulation S-K. The Company agrees to provide on a supplemental basis a copy of any omitted schedule or portion to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2023	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)