Form 10-K
period 2023-12-31
Ivanhoe Electric Inc.
filed 2024-02-26
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-41436
Ivanhoe Electric Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	32-0633823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 E Rio Salado Parkway, Suite 130 Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (480) 656-5821
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IE	NYSE American
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☒ NO ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NYSE American as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $969.4 million.
The number of shares of Registrant’s Common Stock outstanding as of February 26, 2024 was 120,306,414.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2023 in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 11-14 of this Form 10-K.

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

“Feasibility Study” is a comprehensive technical and economic study of the selected development option for a mineral project, which includes detailed assessments of all applicable Modifying Factors, together with any other relevant operational factors, and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is economically viable. The results of the study may serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project.

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

“Indicated Mineral Resource” or “Indicated Resource” is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an Indicated Mineral Resource is sufficient to allow a qualified person to apply Modifying Factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an Indicated Mineral Resource has a lower level of confidence than the level of confidence of a Measured Mineral Resource, an Indicated Mineral Resource may only be converted to a Probable Mineral Reserve.

“Induced Polarization Survey” means a method of ground geophysical surveying employing an electrical current to determine indications of mineralization.

“Inferred Mineral Resources” or “Inferred Resources” is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an Inferred Mineral Resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an Inferred Mineral Resource has the lowest level of geological confidence of all Mineral Resources, which prevents the application of the Modifying Factors in a manner useful for evaluation of economic viability, an Inferred Mineral Resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a Mineral Reserve.

“Initial Assessment” is a preliminary technical and economic study of the economic potential of all or parts of mineralization to support the disclosure of Mineral Resources. The Initial Assessment must be prepared by a Qualified Person and must include appropriate assessments of reasonably assumed technical and economic factors, together with any other relevant operational factors, that are necessary to demonstrate at the time of reporting that there are reasonable prospects for economic extraction. An Initial Assessment is required for disclosure of Mineral Resources but cannot be used as the basis for disclosure of Mineral Reserves.

“Intrusive Belt” means means a band of igneous rocks that have formed parallel to and due to the subduction of a plate and can range up to several 100’s of km in length.

“km” means kilometer.

“km2” means square kilometers.

“kt” means kilotonnes.

“kW” means kilowatts.

“m” means meter.

“m2” means square meters.

“Ma” means mega-annum or million years.

“masl” is meters above sea level.

“Mill” is a processing facility where ore is finely ground and thereafter undergoes physical or chemical treatments to extract the valuable metals.

“Mineral Reserve” is an estimate of tonnage and grade or quality of Indicated and Measured Mineral Resources that, in the opinion of the Qualified Person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a Measured or Indicated Mineral Resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

“Mineral Resource” is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A Mineral Resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

“Modifying Factors” are the factors that a Qualified Person must apply to Indicated and Measured Mineral Resources and then evaluate in order to establish the economic viability of Mineral Reserves. A Qualified Person must apply and evaluate Modifying Factors to convert Measured and Indicated Mineral Resources to Proven and Probable Mineral Reserves. These factors include, but are not restricted to: mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the Modifying Factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.

“Moz” means million troy ounces.

“Mt” means mega-tonnes or a million tonnes.

“Mtpa” means million tonnes per annum.

“MW” means megawatts or a million watts.

“MWh” means megawatt hours.

“NI 43-101” means National Instrument 43-101 - Standards of Disclosure for Mineral Projects adopted by the Canadian Securities Administrators.

“NSR” means Net Smelter Return, which refers to the proceeds returned from the smelter and/or refinery to the mine owner, taken as the sale price of the metal products less certain transportation, treatment and refining costs.

“Ore” is rock, generally containing metallic or non-metallic minerals and non-ore minerals, that can be mined and processed at a profit.

“Ore Body” is a sufficiently large amount of ore that can be mined economically.

"oz" means troy ounces or 31.1035 grams

“Pb” means the chemical symbol for the element lead.

“Preliminary Feasibility Study” or “Pre-Feasibility Study” means a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a Qualified Person has determined (in the case of underground mining) a preferred mining method, or (in the case of surface mining) a pit configuration, and in all cases has determined an effective method of mineral processing and an effective plan to sell the product. A Pre-Feasibility Study includes a financial analysis based on reasonable assumptions, based on appropriate testing, about the Modifying Factors and the evaluation of any other relevant factors that are sufficient for a Qualified Person to determine if all or part of the Indicated and Measured Mineral Resources may be converted to Mineral Reserves at the time of reporting. The financial analysis must have the level of detail necessary to demonstrate, at the time of reporting, that extraction is economically viable. A Pre-Feasibility Study is less comprehensive and results in a lower confidence level than a Feasibility Study. A Pre-Feasibility Study is more comprehensive and results in a higher confidence level than an Initial Assessment.

“Probable Mineral Reserve” is the economically mineable part of an Indicated Mineral Resource, and in some circumstances a Measured Mineral Resource.

“Proven Mineral Reserve” is the economically mineable part of a Measured Mineral Resource and can only result from conversion of a Measured Mineral Resource.

“QA/QC” means quality assurance/quality control.

“Qualified Person” has the meaning ascribed thereto in Subpart 1300 of Regulation S-K.

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
Risks Related to our Mining Businesses and the Mining Industry
•We operate no mines, and the development of our mineral projects into mines is highly speculative in nature, may be unsuccessful, and may never result in the development of an operating mine.
•Mineral exploration activities have a high risk of failure and may never result in finding Ore Bodies sufficient to develop a producing mine.
•We have no history of mineral production and may never engage in mineral production.
•We have a history of negative operating cash flows and net losses and we may never achieve or sustain profitability.
•The mineral resource calculations made at our material mineral projects and other projects are only estimates and may not reflect the amount of minerals that may ultimately be extracted from those projects.
•Mineral resource estimates may change adversely and such changes may negatively impact the viability of developing a mineral project into a mine.

•Lack of reliability and inaccuracies of historical information could hinder our exploration plans.
•The prices of the minerals for which we are principally exploring (copper, nickel, vanadium, cobalt, platinum group elements, gold and silver) change on a daily basis, and a substantial or extended decline in the prices of these minerals could materially and adversely affect our ability to raise capital, conduct exploration activities, and develop or operate a mine.
•We do not own all of the mineral subsurface rights at the Santa Cruz and Tintic Projects, and we do not own all of the surface rights at the Tintic Project.
•Our indebtedness and grant of security interests in certain of our assets could adversely affect our business.
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
•Land reclamation and exploration restoration requirements may be burdensome and costly.
•The development of one or more of our mineral projects into an operating mine will be subject to all of the risks associated with establishing and operating new mining operations.
•Our future capital and operating cost estimates at any of our mining projects may not be accurate.
•We may face opposition from organizations that oppose mining which may disrupt or delay our mining projects.
•Our operations involve significant risks and hazards inherent to the mining industry.
•A significant portion of any future revenue from our operations is expected to come from a small number of mines, such that any adverse developments at these mines could have a more significant or lasting impact on our results of operations than if our business was less concentrated.
•Joint ventures and other partnerships in relation to our properties may expose us to risks.
•We operate in a highly competitive industry.
•Higher metal prices in past years have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services and equipment.
•The title to properties within some of our mineral projects may be uncertain or defective, which could put our investment in such mineral projects at risk.
•Failure to make mandatory payments required under earn-in, option and similar arrangements related to mineral projects may result in a loss of our opportunity and/or right to acquire an interest in such mineral projects.
•Suitable infrastructure may not be available for exploration or development of mineral properties or damage to existing infrastructure may occur.
•Our future mining operations may require access to abundant water sources which may not be available.
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
•Our subsidiary, Cordoba, is involved in lengthy litigation, which may adversely affect the value of our investment in it and its mineral projects.
•Our subsidiary Cordoba operates in a jurisdiction, Colombia, which has heightened security risks.
•Our subsidiary Kaizen operates in a jurisdiction, Peru, which has recently experienced an increase in political instability and violence.
•Illegal mining activities may negatively impact our ability to explore, develop and operate some mineral projects.

Risks Specific to VRB
•VRB may be unable to obtain sufficient suitable feedstock for vanadium production required to produce its VRB-ESS®.
•We currently purchase certain key raw materials and components from third parties, some of which we only source from one supplier or from a limited number of suppliers.
•Substantial and increasingly intense competition may harm VRB’s business.
•Developments in alternative technology may adversely affect the demand for VRB’s battery products.
•VRB manufactures and markets vanadium-based battery systems. If a viable substitute product or chemistry to vanadium-based battery systems emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected. Furthermore, our failure to keep up with rapid technological changes and evolving industry standards within the battery market may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.
•VRB may experience significant delays in the design, production and launch of its battery projects, which could harm our business, prospects, financial condition and operating results.
•VRB batteries rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
•VRB may not be able to substantially increase its manufacturing output in order to fulfill orders from its customers.
•VRB’s failure to cost-effectively manufacture our batteries in quantities which satisfy our customers’ demands and product specifications and their expectations for product quality and reliable delivery could damage our customer relationships and result in significant lost business opportunities for us.
•Changes in the policies of the Government of the People’s Republic of China (“PRC”) or its laws, or intervention or control by the PRC Government may materially affect VRB and its assets.
•Any future revocation of approvals or any future failure to obtain approvals applicable to our business or any adverse changes in foreign investment policies of the PRC government may have a material adverse impact on our business, financial condition and results of operations.
•The PRC government exerts substantial influence over the manner in which we must conduct our business activities.
•PRC regulations of loans to PRC entities and direct investment in PRC entities by offshore holding companies may delay or prevent us from making loans or additional capital contributions to VRB.
•Uncertainties with respect to the PRC legal system could limit available legal protections.
•VRB may be negatively impacted by the state of PRC-United States relations.
Risks Related to Intellectual Property
•If we are unable to successfully obtain, maintain, protect, enforce or otherwise manage our intellectual property and proprietary rights, we may incur significant expenses and our business may be adversely affected.
•We may not be able to protect our intellectual property rights in the PRC.
•We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to lose significant rights and to be unable to continue providing our existing product offerings.
Risks Related to Our Business Generally
•We will require substantial capital investment in the future and we may be unable to raise additional capital on favorable terms or at all.
•Currency fluctuations may affect our results of operation and financial condition.
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
•Our information technology systems may be vulnerable to cyber-attack or other disruption, which could place our systems at risk for data loss, operational failure or compromise of confidential information.
•We may be subject to claims and legal proceedings that could materially and adversely impact our business, financial condition or results of operations.
•We are subject to the risk of labor disputes, which could adversely affect our business.
•Our activities and business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we conduct our business operations.
•While our equity ownership in our listed company Cordoba may be significant, we may not be able to exert control or direction over the company or its business.
Risks Related to Government Regulations and International Operations
•We have subsidiaries, mineral projects, investments in mineral projects or exploration activities in the United States, Canada, Australia, Colombia, Peru, Ivory Coast and Saudi Arabia where the governments extensively regulate mineral exploration and mining operations, imposing significant actual and potential costs on us.
•Our activities outside of the United States are subject to additional political, economic and other uncertainties not necessarily present for activities taking place within the United States.
•Our foreign mining projects and investments are subject to risk typically associated with operating in foreign countries.
•Uncertainty in governmental agency interpretation or court interpretation and the application of applicable laws and regulations in any jurisdictions where we operate or have investments could result in unintended non-compliance.
•Proposed changes to United States federal mining and public land law could impose, among other things, royalties and fees paid to the United States government by mining companies and royalty holders.
•We are subject to and may become liable for any violations of anti-corruption and anti-bribery laws.
•Changes to United States and foreign tax laws could adversely affect our results of operations.
Risks Related to our Common Stock
•Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
•If a substantial number of our shares of common stock are sold, or it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
•Ma’aden holds certain top-up rights that could lead to further dilution or adversely affect our stock price.
•The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
•If securities or industry analysts do not publish research or reports about us, or if they downgrade our common stock, the price of our common stock could decline.
•The market price of our common stock is subject to fluctuations and may not reflect our long-term value at any given time, and we may be subject to securities litigation as a result.
•Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult.
•Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

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
•We may incur significant additional costs and expenses, including costs and expenses associated with obligations relating to being a public company, which will require significant resources and management attention and may divert focus from our business operations, particularly after we are no longer eligible to report under smaller reporting company standards.
•This Annual Report was prepared pursuant to the standards applicable to a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
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

Transition from Emerging Growth Company and Smaller Reporting Company Status
Due to the market value of our equity securities that was held by non-affiliates on June 30, 2023 exceeding $700 million, we have become a “large accelerated filer” as defined under the Exchange Act, and have ceased to be an “emerging growth company” and a “smaller reporting company”. Accordingly, for purposes of this Annual Report, we no longer qualify for the accommodations granted to an emerging growth company and are required to comply with the requirements applicable to a large accelerated filer. Due to a transitional period approved by the SEC for former smaller reporting companies, this Annual Report continues to take advantage of the reduced disclosure obligations relating to a smaller reporting company. We anticipate that the proxy statement for our 2024 annual meeting of stockholders will also take advantage of the reduced disclosure obligations related to a smaller reporting company.

Part I
Item 1. Business
Overview
We are a United States domiciled minerals exploration company with a focus on developing mines from mineral deposits principally located in the United States. We seek to support American supply chain independence by finding and delivering the critical metals necessary for electrification of the economy, with a focus on copper. We believe the United States is significantly under explored and has the potential to yield major new discoveries of these metals.
We are committed to the sustainable development of our projects by embedding Environmental, Social and Governance (“ESG”) criteria in our decision-making framework from the earliest stages of project exploration and development. We continue to build upon our team’s strong ESG track record for leveraging best practices to establish Ivanhoe Electric as a leader in the mining sector. Key considerations that will influence our decision making include, but are not limited to, using clean and renewable energy in our future mining operations, following best practices to meet health, safety and environmental standards, optimizing our water resources, protecting local cultural heritage and biodiversity, minimizing our environmental footprint, as well as ensuring workforce diversity and hiring from local communities. Most importantly, the minerals that are the focus of our exploration and development efforts play a critical role by supporting electrification and enabling the clean energy transition.
Our United States Mineral Projects
Our two material mineral projects are the Santa Cruz Project in Arizona and the Tintic Project in Utah.
Santa Cruz Project
The Santa Cruz Project is a copper exploration project situated in a prolific mining region that hosts some of the largest copper mines in the United States. The Project encompasses 5,975 acres on private land and includes associated water rights. The project location provides excellent infrastructure, including access to rail, interstate highways, and electric transmission lines.
The Initial Assessment for the Santa Cruz Project, completed in September 2023, focuses on a small surface footprint, underground copper mine with an average of 5.5 million tonnes mined annually, exclusively from the high-grade exotic, oxide and enriched domains of the Santa Cruz and East Ridge Deposits. The Initial Assessment estimates life of mine (“LOM”) copper production of 1.6 million tonnes over a 20-year mine life, with projected cash costs of $1.36 per pound of copper produced.
We are advancing environmental, technical, and economic studies for an underground high-grade copper mining operation with a focus on minimizing the surface footprint of the mine while at the same time incorporating leading technologies to improve efficiencies and costs. We are designing a technologically advanced mine that we expect to result in low carbon dioxide emissions per pound of copper produced and be a leading example of responsibly produced domestic copper.
Tintic Project
Tintic is an exploration project located 95 kilometres (“km”) south of Salt Lake City in a historically significant silver producing district that also produced significant amounts of copper and gold. We believe the Tintic district has the potential to host a world-class copper-gold porphyry deposit. We own a majority of the surface land and mineral rights constituting the Tintic Project and we have option agreements in place to own the remaining surface land and mineral rights at Tintic.
Drilling in 2023 has advanced our understanding of the geology of this complex area and is guiding our ongoing exploration in 2024.
Our other mineral projects in the United States include the Hog Heaven Copper-Silver-Gold Project (“Hog Heaven”), located in Montana, where we have been actively drilling since June 2023. We also hold a portfolio of exploration projects throughout the United States, including projects in North Carolina, Nevada, and Oregon.
For purposes of Subpart 1300 of Regulation S-K (“S-K 1300”), we are defined as an exploration stage issuer because our two material properties, Santa Cruz and Tintic, are at the exploration stage and do not have any declared Mineral Reserves. Our other United States mineral properties are also in the exploration stage.

Map: United States Mineral Projects

HOG HEAVEN, MT
UNITY, OR
WHITE HILL, NV
TINTIC, UT
LINCOLN, UT
CAROLINA, NC
SANTA CRUZ, AZ
BITTER CREEK, AZ

Ma’aden Ivanhoe Electric Exploration and Development Limited Company
In 2023, we established an exploration joint venture with the Saudi Arabian Mining Company (“Ma’aden”) (“Joint Venture”), The Joint Venture is owned 50/50 by Ivanhoe Electric and Ma’aden and has an initial term of five years, which may be extended up to 10 years upon mutual agreement of the parties. The Joint Venture is operating through the newly established limited liability company established under Saudi Arabian law (“Saudi JVCo”). Ma’aden has made available approximately 48,500 km2 of land under an exploration license (or license application) within Saudi Arabia for exploration by the Joint Venture. We contributed $66.4 million of the proceeds from the sale of our common shares to Ma’aden to fund Saudi JVCo and the Joint Venture, and provide Saudi JVCo with a royalty-free license to use Typhoon™ within Saudi Arabia for the purpose of mineral exploration. The license will remain exclusive to the Joint Venture in Saudi Arabia and effective during the term of the Joint Venture. Saudi JVCo has purchased three new generation Typhoon™ units from the Company’s former parent, I-Pulse, for an aggregate contract price not to exceed $13 million. The first new machine was delivered in the first quarter of 2024. The Joint Venture has also entered into a services agreement with Computational Geosciences Inc. (“CGI”), our 94% owned subsidiary, pursuant to which CGI is responsible for the supply of the services for the analysis of data and processing of the full spectrum of geophysical datasets produced by the Typhoon™ systems.
The Joint Venture is governed by a board of directors and technical committee comprised of an equal number of representatives from each company. The technical committee supervises the exploration activities of the Joint Venture including an initial “land identification stage” where the land Ma’aden has made available will be reviewed and reduced to the most prospective areas for Typhoon deployment. This stage will be followed by generative exploration and drilling stages aimed at identifying mineral resources of an economically viable scale. We are the operator during the exploration phase. Ma’aden will assume operatorship if an economically viable deposit is found and is designated by the Joint Venture for further development. We will also provide training and development to an agreed number of employees of the Joint Venture, on mineral exploration, geology, and the operation of the Typhoon™ units. The Joint Venture is not terminable, other than upon the occurrence of an event of default, by either party until the end of the exploration phase.

Other International Mineral Projects
Our other mineral projects outside of the United States include the Alacran Project in Colombia, the Ivory Coast Project in Ivory Coast, and the Pinaya Project in Peru.
The Alacran Project (also known as the San Matias Project) is owned by our publicly-traded subsidiary Cordoba Minerals Corp. (“Cordoba”). At December 31, 2023, we owned 62.8% of Cordoba’s issued and outstanding shares. The Alacran Project is being developed jointly between Cordoba and JCHX Mining Management Co., Ltd. (“JCHX”).
Alacran is located in the Municipality of Puerto Libertador, Department of Córdoba, Colombia, and is approximately 200 km north of the city of Medellín. The Alacran Project hosts the El Alacrán, Costa Azul, Montiel East, and Montiel West deposits across various mining titles.
A new Feasibility Study was announced on December 18, 2023, “NI 43-101 Technical Report, Feasibility Study, Alacran Project, in Colombia.” Initial capital cost is estimated to be approximately $420.4 million for the construction of a conventional truck-shovel open pit mine. The Project is anticipated to hold an after-tax Net Present Value (“NPV”) of $360 million with an Internal Rate of Return (“IRR”) of 23.8% and a payback period of 3 years. The Project’s mine life is projected to be 14.0 years in addition to the estimated two years of construction and pre-production mining, during which, freshly mined ore will be stockpiled alongside historical tailings. The estimated LOM cash costs for copper, net of by-product credits, is $1.35/lb with by-product credits at $1.31/lb, and a total estimated LOM cash cost at $2.66/lb (cash costs excludes sustaining capital).
The Ivory Coast Nickel-Copper Project, in Ivory Coast is focused on the Samapleu-Grata deposits and is operated through a joint venture, the Samapleu Nickel Corporation Inc., with our partner, Sama Resources. At December 31, 2023, we owned 30% of the joint venture with the option to earn up to a 60% interest.
A new report titled “NI 43-101 Technical Report, Mineral Resource Estimate for the Samapleu and Grata Deposits Project” with an effective date of June 27, 2023 was released August 14, 2023. The Project now includes the Grata deposit nearly doubling the mineral resources compared with the 2020 preliminary economic assessment.
The Pinaya Gold-Copper Project, which is wholly-owned by our subsidiary Kaizen, covers approximately 101 km2 of granted title, plus an additional 28 km2 under application and includes more than 10 km of underexplored strike length in southeastern Peru. The Project is an intermediate stage exploration project and includes a NI 43-101 Mineral Resource Estimate titled Pinaya Gold-Copper Project, Caylloma and Lampa Provinces, Peru, NI 43-101 Technical Report with an effective date of April 26, 2016. On February 6, 2024, we completed an arrangement pursuant to which we acquired all of the remaining issued and outstanding common shares of Kaizen.
Typhoon and Computational Geosciences
In addition to our portfolio of mineral projects, we own, through a wholly-owned subsidiary, patents to a proprietary exploration technology known as Typhoon™. We also own a 94% controlling interest in a data inversion business, Computational Geosciences Inc. (“CGI”). CGI was founded in 2010 to commercialize innovative technology developed at the University of British Columbia, Canada to improve and enhance mineral exploration.
The Typhoon™ technology allows us to cost effectively and efficiently generate geophysical images of large-scale mineral deposits to depths of one and a half kilometers or more. CGI software technology consists of sophisticated codes to process geophysical data and build three-dimensional (“3D”) subsurface images that could indicate the presence of various sulfide metals and minerals.
Typhoon™ can and has been used successfully to accelerate and de-risk the exploration process enabling a higher frequency of resource discovery and lowering total exploration costs. Typhoon™ has proven to be an important exploration tool during its deployment at Santa Cruz and Tintic. In July 2022, we completed a 26.5 km2 (6,500-acre) Typhoon™ 3D induced polarization and resistivity geophysical survey at Santa Cruz which identified multiple large-scale anomalies. The Texaco Ridge Exploration Area was identified in a Typhoon™ survey in September 2022. Ivanhoe Electric drilled 10 holes totaling 8,606 meters (“m”) with a single rig at Texaco Ridge during the first half of 2023. The intention of this drilling was to step out into areas beyond the drilled Texaco Deposit that showed high mineralization potential based on Typhoon™ survey results. Hole SCC-122 at Texaco Ridge intersected broad primary sulfides with an intercept of 327 m @ 0.81% total copper (from 564 m), using a 0.39% total copper cut-off. This intercept includes several zones at the same 0.8% total copper cut-off grade as the nearby Texaco mineral resource. Typhoon™ has also been utilized at many of our other projects. Current and historical deployment of Typhoon™ by us, High Power Exploration Inc. (“HPX”) and third-party clients is shown on the map below.

Map: Current and historical deployment of Typhoon™ by us, HPX, and third-party clients.

Hog Heaven
Unity
Tintic
White Hill
Lincoln
USA
Diffenbaugh, IPulse
Carolina
Bitter Creek
Santa Cruz
MONGOLIA
Oyu Tolgoi Turquoise Hill
Bayan Tal IBEX
CHINA
Xintai China Gold
SAUDI ARABIA
IE and Ma'aden Exploration JV
San Matias/Alacran, Córdoba
Samapleu Sama Resources
COLOMBIA
CÔTE D'IVOIRE
D R C
PERU
Ebende Kaizen
Pinaya Kaizen
NAMIBIA
Blok 4 Antofagasta
Cisne Pichaco Teck
Conico SQM
Kopermyn IBML
AUSTRALIA
Trundle Clancy
Bundi Apollo
Fairholme Clancy
Blayney Straits
CHILE
Typhoon™ Deployment—Ivanhoe Electric
Typhoon™ Deployment (IE-Ma'aden JV)
Typhoon™ Deployment—3rd Party
Zeus™ (Typhoon Predecessor) Deployment

VRB Energy
VRB Energy, Inc. (“VRB”) is primarily engaged in the design, manufacture, installation, and operation of large-scale energy storage systems using vanadium redox batteries. VRB’s major product is VRB-ESS®.
Vanadium redox batteries are a type of rechargeable flow battery that employs vanadium ions as the charge carriers. We believe they are safe, scalable and have the lowest lifecycle cost of energy compared to other types of batteries, making them ideal for grid-scale energy storage. VRB’s goal is to deliver the best technology at the lowest cost to large-scale utility energy storage projects globally. VRB has over 500 MWh of energy storage capacity installed or in development and has completed over one million hours of testing and operation. Ongoing research and development and project experience have allowed VRB to produce larger, more cost-effective and efficient systems in each successive battery generation. VRB intends to produce VRB-ESS® using vanadium recycled from industrial waste. In July 2021, BCPG Public Company Limited (“BCPG”), one of Asia- Pacific’s largest renewable energy companies, invested $24 million in convertible bonds issued by VRB. As of December 31, 2023, we owned approximately 90.0% of the outstanding shares of VRB.

Mineral Projects
Our portfolio of highly prospective mineral projects, predominantly focused on copper and other metals needed for the clean energy transition, has been assembled by Robert Friedland and his team over the past decade.
Our two material mineral projects are the Santa Cruz and Tintic Projects, which are situated in the high-quality copper producing jurisdictions of Arizona and Utah, respectively. According to the Fraser Institute’s Annual Survey of Mining Companies, Utah and Arizona rank as some of the most attractive copper mining investment jurisdictions compared to other major copper mining jurisdictions around the world.
___________
Source: Fraser Institute 2022 Policy Perception Index
Quality Assurance/Quality Control
Throughout all of our mineral exploration properties, quality assurance and quality control (“QA/QC”) measures are in place to ensure the reliability and trustworthiness of our exploration data. These measures include written standard operating procedures and independent verifications of aspects such as drilling, surveying, sampling, assaying, data management, and database integrity. Appropriate documentation of QC measures and regular analysis of QC data is essential as a safeguard for project data and form the basis for the QA program implemented during exploration.
Analytical QC measures involve internal and external laboratory procedures implemented to monitor the precision and accuracy of the sample preparation and assay data. These measures are also important to identify potential sample sequencing errors and to monitor for contamination of samples.
We submit a blank, standard, or duplicate sample on every seventh sample. Sampling and analytical QA/QC protocols typically involve taking duplicate samples and inserting QC samples (certified reference material (CRM) and blanks) to monitor the assay results' reliability throughout the drill program.
Samples are securely shipped to reputable analytical laboratories with global quality management systems that meets all requirements of the international standards ISO/IEC 17025:2017 and ISO 9001:2015. The independent labs that we use have robust internal QA/QC program to monitor and ensure quality of assay and other analytical results.

United States
Santa Cruz Project, Arizona, USA (the “Santa Cruz Project”)

As used herein, references to the “Santa Cruz Initial Assessment” or “IA” is to the “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona”, by qualified persons SRK Consulting (U.S.), Inc., KCB Consultants Ltd., Life Cycle Geo, LLC, M3 Engineering and Technology Corp., Nordmin Engineering Ltd. (“Nordmin”), Call & Nicholas, Inc., Tetra Tech, Inc., INTERA Incorporated, Haley & Aldrich, Inc., and Met Engineering, LLC (collectively, the “Santa Cruz Qualified Persons”), dated September 6, 2023 and still current as of December 31, 2023. It was prepared in accordance with the requirements of S-K 1300. None of the Santa Cruz Qualified Persons is affiliated with us or any other entity that has an ownership, royalty or other interest in the Santa Cruz Project. The Technical Report Summary on the Santa Cruz Project, Arizona, U.S.A. is included as Exhibit 96.1 hereto. Scientific and technical information in this section is based upon, or in some cases extracted from these reports.

Location, Infrastructure, and Access. Our exploration stage Santa Cruz Project is located in Pinal County, Arizona, 11km to the west of Casa Grande and approximately a one-hour drive, on paved roads, south of Phoenix. The Santa Cruz Project encompasses approximately 78.25 km2 of land. Santa Cruz was discovered in the 1970s but was undeveloped due to market conditions as well as fragmented title and ownership. The Santa Cruz Project centroid is approximately -111.88212, 32.89319 (WGS84) in Township 6 S, Range 4E, Section 13, Quarter C.
Map: Location of the Santa Cruz Project within the state of Arizona.

Title. The Santa Cruz exploration area covers 75.66 km2, including 25.79 km2 of private land, 2.6 km2 of Stockraising Homestead Act (“SRHA”) lands, 238 unpatented claims, or 19.32 km2 of U.S. Bureau of Land Management (“BLM”) land, and 16 mineral exploration permits, or 27.95 km2, with the Arizona State Land Department (“ASLD”).
In May 2023, we acquired 5,975 acres of land constituting the surface rights and associated water rights for the Santa Cruz Project in Casa Grande, Arizona, pursuant to the terms of the Purchase and Sale Agreement (“PSA”) with seller Wolff-Harvard Ventures LLC (“Legends Property Group”). At closing, we paid a total of $34.3 million to the seller, which included $5.1 million of previously paid deposits. We also issued a secured promissory note to the seller in the principal amount of approximately $82.6 million over a period of 4.5 years. The promissory note includes an annual interest rate of prime plus 1%. As at December 31, 2023, $48.3 million of principal is remaining to be paid on the promissory note.
In February 2022, Ivanhoe Electric acquired the surface title to 20 acres in the southeast area of the Santa Cruz Project known as Skull Valley. And in May 2022, we acquired the surface title to 100.33 acres in the northeast area of the Project known as CG100. At closing for CG100 we paid $300,000. On the first anniversary of the closing date we paid $300,000. At the second anniversary of the closing date, we will pay $300,000. And on the third anniversary of the closing date, we will pay the final installment of $600,000 to release the deed from escrow.

In 2021 we executed an agreement with Central Arizona Resources (“CAR”) for the right to acquire 100% of CAR’s option over the DR Horton Energy (“DRHE”) mineral title and CAR’s Surface Use Agreement (“SUA”) with Legends Property Group. The agreement with DRHE provides that we (by way of assignment from CAR) have the right, but not the obligation, to acquire 100% of the mineral title in the fee simple mineral estate, 39 Federal unpatented mining claims, and three small, approximately 10 acre surface parcels, by paying $27,870,500 in cash or in shares of our common stock at the election of the owner by August 16, 2024. As of December 31, 2023, we had made payments totaling $17,870,500 under the option. These mineral rights are expected to be formally acquired upon the completion of scheduled payments by Ivanhoe Electric to the current mineral title holder in August of 2024. We now hold, through our wholly-owned subsidiary Mesa Cobre Holding Corp., the option to acquire all the mineral titles contiguous with the acquired surface lands for a unified land and mineral package encompassing the entire Santa Cruz Project.
The mineral rights to Skull Valley were acquired in February 2022 along with the surface title. The mineral rights to CG100 were acquired in May 2022 along with the surface title.
In November 2023, Ivanhoe Electric acquired 16 mineral exploration permits with ASLD, adding an additional 27.95 km2 of mineral control to the project. These permits are granted for 5 year terms provided annual renewals, renewal applications, and work commitment documentation or in-lieu fees are submitted. At the end of the 5-year term, Ivanhoe Electric can submit for a new mineral exploration permit and be “first in line” to receive another 5-year mineral exploration permit term. These permits grant us the exclusive right to explore for minerals during the permit term. Revenue generated by ASLD for these permits is used to support several public entities, including K-12 public education and State universities.

To retain an unpatented claim on federal land in the USA, a $165 maintenance fee per claim is due annually by September 1st. Based on the current landholding this would amount to $39,720 in annual payments for claim retention.
Royalty interests on the Santa Cruz Project include royalties in favor of ASARCO Santa Cruz, Inc. and Freeport Copper Company of a combined 5% NSR derived from DRHE portions of the project area and in favor of Simmons Devcor Company of a 10% NSR on specific parcels (capped to $7 million with consumer price index calculation). In addition, six other NSR royalties in favor of several individuals encumber specified parcels of the project area with NSR royalty rates of 2%, 1%, 0.5%, 0.075%, 0.015% and 0.0125%. No royalty encumbers the entire known mineral resources at the Santa Cruz Project, other than the ASARCO Santa Cruz, Inc. and Freeport Copper Company royalty. The Simmons Devcor Company royalty and the several individual royalties aggregating to 2.09% encumber specified parcels of the project. NSR royalties are only payable upon production and sale of product. There are no advance royalties.

Map: Ivanhoe Electric Surface Rights of the Santa Cruz Project.

415000
420000
3645000
3640000
Ivanhoe
ELECTRIC
SANTA CRUZ
ARIZONA, USA
Land Ownership: IE Surface Rights
Legend
IE Surface Rights
DRH Energy Option Surface Rights
0
1 Km
0
0.5 Mile
N
Projection: NAD83 UTM Zone 12N

Map: Ivanhoe Electric Mineral Rights of the Santa Cruz Project.

415000
420000
3645000
3640000
415000
420000

Ivanhoe ELECTRIC | SANTA CRUZ ARIZONA, USA

Land Ownership: IE Mineral Control

Legend

- IE Fee Land (Mineral Control)
- Optional DRHE Mineral Rights
- Optional Federal Mineral Claims

0 1 Km

0 0.5 Mile

N

Projection: NAD83 UTM Zone 12N

History. The first discovery of copper mineralization in the area occurred in February 1961 by geologists from the American Smelting and Refining Company (“ASARCO”). They proceeded with preliminary geophysical surveys that same year, including IP, resistivity, seismic reflection, and magnetics. Upon positive results from the geophysical surveys, a small drill program of six holes was funded, with the last hole being the first to intersect the significant mineralization that became known as the ‘West Orebody’ and, in time, the Sacaton open pit mine which lies approximately 8 km to the northeast of the center of the Santa Cruz Project.
ASARCO expanded exploration efforts across the Casa Grande Valley and in 1964 the first hole was drilled on the Santa Cruz Project. By May 1965, seventeen drill holes were completed without similar success, and ASARCO reduced its land position. Subsequent reviews in 1970-1971 deemed the Santa Cruz Project worth renewed exploration activity. Following the initiation of the Santa Cruz Joint Venture (“SCJV”) between ASARCO Santa Cruz, Inc. and Freeport McMoRan Copper & Gold Inc. in 1974, additional ground was acquired around the Santa Cruz North deposit. By this time, various joint ventures, as noted below, had staked considerable ground over and around what would eventually be the Casa Grande West (now Santa Cruz) deposit.
In 1973, David Lowell put together an exploration program called the Covered Area Project (“CAP”) that was funded first by Newmont Mining, then, in succession, by a joint venture between Newmont and Hanna Mining, then Hanna with Getty Oil Corp. and Quintana Corp.; though both Quintana and Newmont would pull out of the project before any discoveries were made. By 1974 over 120 holes were drilled at 20 projects across Southwestern Arizona, with a focus on the Santa Cruz system. Drilling under the CAP program continued through to 1977, at which point Hanna Mining took over as operator under a joint venture with operation funding from Getty Oil Corp. Between 1977 and 1982, Hanna-Getty advanced a tight spaced drill program that delineated an estimated 500 Mt of 1% Cu at Casa Grande West, and countless exploration holes in the surrounding Casa Grande Valley.

In 1986, the Bureau of Mines obtained Congressional approval and funding to study in situ copper mining. In 1988, the Santa Cruz deposit was selected for this research project sponsored by a joint venture program between landowners ASARCO Santa Cruz Inc. and Freeport McMoRan Copper & Gold Inc., and the US Department of the Interior, Bureau of Reclamation. The in-situ testing began in February 1996, but research funding was halted in October 1997 due to a change from Congress.
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
Permitting and encumbrances. Current exploration is conducted on private land. Royalties are discussed above, under “Title”. Current permits are listed in the Table below.
Table. Current permits for the Santa Cruz Project.

Permit Name	Agency	Status	Renewal Date	Requirements	Violations
Dust Control Permit DUSTW-22-0292	Pinal County Air Quality Control District	Approved	05/11/2024	Bi-weekly inspections; limit vehicle access to work areas; reduce vehicle speeds; water disturbed areas; apply stabilizers as needed; concurrent reclamation; install track-out devices as needed	No Violations
NOI AZPDES Stormwater General Construction Permit AZCN96111	Arizona Dept. of Environmental Quality	Approved	06/30/2025	Stormwater Pollution Prevention Plan in place; monthly inspections	No Violations
Temporary Use Permit DSA-22-00200	City of Casa Grande	Approved	11/08/2025	Submit SFHA Permit and Non-SFHA Temporary Use Permit	No Violations
Floodplain Use Permit FUP2206-165	Pinal County	Approved	N/A	Existing grades within the area of disturbance shall be restored per the reclamation plan.	No Violations
Exploration Drilling Reclamation Plan	Arizona State Mine Inspector	In Review	TBD	Maximum extent of surface disturbance to be left unreclaimed at any one time during exploration operations is 20.0 acres.	N/A
Special Flood Hazard Area Permit – Exploration Drilling	City of Casa Grande	In Review	TBD	TBD	N/A
Temporary Use Permit – Non-SFHA	City of Casa Grande	In Prep	TBD	TBD	N/A
Floodplain Use Permit	Pinal County	In Prep	TBD	TBD	N/A
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

There is a large private land package covering the Project area and area of known mineralization. The ability to operate on private land has the potential to reduce lengthy permitting timelines that result from federal permitting processes. The precise list of permits required to authorize the construction and operation of this Project will be determined as the mining and processing methods are designed.
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
a.Mined Land Reclamation Plan (ASMI)
b.45-513 Groundwater Withdrawal Permit (Arizona Department of Water Resources (ADWR)
c.Recycled Water Discharge Permit (Arizona Department of Environmental Quality (ADEQ)
d.Aquifer Protection Permit(s) (ADEQ)
e.Air Quality Operating Permit (PCAQCD)
f.General Plan Amendment (City of Casa Grande)
g.Zone Change or Planned Area of Development (PAD) Amendment (City of Casa Grande)
h.Site Plan Approval (City of Casa Grande)
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
Mineralization at the Santa Cruz Project is generally divided into three main types:
•Primary hypogene sulfide mineralization: chalcopyrite, pyrite, and molybdenite hosted within quartz-sulfide stringers, veinlets, veins, vein breccias, and breccias as well as fine to coarse disseminations within vein envelopes associated with hydrothermal porphyry-style mineralization. Hypogene mineralization appears to be the most concentrated within the Southwest Exploration Area, Texaco Ridge Exploration Area, and Texaco Deposit areas based on Ivanhoe Electric drill holes.
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
Combined with the historical exploration, there are over 170 drill holes totaling over 133 km length within the Santa Cruz Project area. This exploration comprises the drilling data used for the mineral resource estimate.
Our exploration in 2023 included drilling – a combination of diamond drill, rotary, and sonic drilling totaling 94 holes and approximately 68,294 m.

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
The authors of the IA consider the QA/QC protocols in place for the Santa Cruz Project to be acceptable and in line with standard industry practice. Based on the data validation and the results of the standard, blank, and duplicate analyses, the authors are of the opinion that the assay and specific gravity databases are of sufficient quality for Mineral Resource estimation for the Santa Cruz Project.

Mineral Resources. The December 31, 2022, Mineral Resource Estimate (“MRE”) set forth in the IA was prepared by Nordmin and includes a detailed geological and structural re-examination of the Santa Cruz, East Ridge, and Texaco Deposits. Nordmin has also confirmed that the MRE remained accurate as of December 31, 2023
The Santa Cruz Deposit MRE benefits from approximately 116,388 meters of diamond drilling in 129 drill holes, the East Ridge Deposit MRE has 18 holes totaling 15,448 m, and the Texaco Deposit MRE has 23 drill holes totaling 21,289 m. All drill holes were completed from 1964 to 2022.
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

Table:   In Situ Santa Cruz Project Mineral Resource Estimates as at December 31, 2023 and December 31, 2022,
at 0.70% Cu cut-off for Santa Cruz, 0.80% Cu cut-off for Texaco, and 0.90% Cu Cut-off for East Ridge

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
Source: Nordmin, 2023
Notes on Mineral Resources
•k=thousand; t=tonne; Cu=copper; M=million; lb=pounds; CoG or COG=cut-off grade; and d=day.
•The mineral resources in this estimate were independently prepared, including estimation and classification, by Nordmin Engineering Ltd. and in accordance with the definitions for mineral resources in S-K 1300.
•Mineral resources that are not mineral reserves do not have demonstrated economic viability. This estimate of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, sociopolitical, marketing, or other relevant issues.
•Verification included multiple site visits to inspect drilling, logging, density measurement procedures and sampling procedures, and a review of the control sample results used to assess laboratory assay quality. In addition, a random selection of the drill hole database results was compared with the original records.
•The mineral resources in this estimate for the Santa Cruz, East Ridge, and Texaco deposits used Datamine Studio RMTM software to create the block models.
•The mineral resources are current to December 31, 2022 and December 31, 2023.
•Underground-constrained mineral resources for the Santa Cruz deposit are reported at a CoG of 0.70% total copper, Texaco deposit are reported at a CoG of 0.80% total copper and East Ridge deposit are reported at a CoG of 0.90% total copper. The CoG reflects total operating costs to define reasonable prospects for eventual economic extracted by conventional underground mining methods with a maximum production rate of 15,000 t/d. All material within mineable shape-optimized wireframes has been included in the mineral resource. Underground mineable shape optimization parameters include a long-term copper price of $3.70/lb, process recovery of 94%, direct mining costs between $24.50 to $40.00/processed tonne reflecting various mining method costs (long hole or room and pillar), mining general and administration cost of $4.00/t processed, onsite processing and solvent extraction and electrowinning (“SX/EW”) costs between $13.40 to $14.47/t processed, offsite costs between $3.29 to $4.67/t processed, along with variable royalties between 5.00% to 6.96% net smelter royalty (“NSR”) and a mining recovery of 100%.
•Specific gravity was applied using weighted averages by deposit sub-domain.
•All figures are rounded to reflect the relative accuracy of the estimates, and totals may not add correctly.
•Excludes unclassified mineralization located along edges of the Santa Cruz, East Ridge, and Texaco deposits where drill density is poor.
•Reported from within a mineralization envelope accounting for mineral continuity.
•Total soluble copper means the addition of sequential acid soluble copper and sequential cyanide soluble copper assays. Total soluble copper is not reported for the primary domain.

The Santa Cruz Project did not have any Mineral Reserves as at December 31, 2023 or 2022.

Mineral Processing and Metallurgical Testing. Metallurgy and processing test work were directed by Met Engineering LLC and conducted at McClelland Labs in Sparks, Nevada. McClelland Labs is recognized by the International Accreditation Service (“IAS”) for its technical competence and quality of service and has proven that it meets recognized standards. The studies are ongoing. Study focus has been on:
•Confirming total copper recovery of the leach-float flow sheet proposed by historical operator, CGCC, circa 1980, on Exotic, Oxide and Chalcocite mineral domains.
•Investigating heap leaching of Exotic, Oxide and Chalcocite mineral domains. The test program for heap leaching is in progress and is reported as such in section 10. Some early results are described below. Column leach testing will complete in the fourth quarter of 2023.
Agitation leach tests undertaken in mid-2022 verified historical test results and after adjusting the particle size distribution, acid-soluble copper recovery of 92% was achieved. Ivanhoe Electric subsequently conducted a leach-float test program in which the same mill composite sample used in prior testing was subjected to the standard leach procedure developed earlier in the year. Three standard leach tests were conducted, each subjected to different grind sizes. The studies support achieving up to 94% total copper recovery with the leach-float circuit at the Santa Cruz deposit. Further, the studies support that a smelter saleable concentrate could be produced without any penalties grading 48% total copper and 23% sulfur.
One column cell test has been completed and is in the phase of water rinsing and removing leach residue for analysis. The seven remaining column cell tests are operating normally and are all in the final stage of secondary sulfide leaching. There were no solution flow issues in any of the eight column cells. There were no significant operational issues on any of the column cells. Estimated copper recoveries and extraction rates on the two column cells cured with a chloride dopant were 98% and 94% copper and 70 and 63 days, respectively.
There are some factors to follow up on with future testing to ensure all processing factors are effectively investigated. These are confirmation of corrosion resistant materials and linings for the thickeners in the counter-current-decantation system for pregnant leach solution recovery and studying sulfide flotation with expected process water chemistry at the site. Otherwise, there are no deleterious elements that could have a significant effect on economic extraction.
Mining Methods. The Project is currently not being mined. Mineral resources are stated for three deposits: Santa Cruz, Texaco, and East Ridge. For mine planning work, only the Santa Cruz and East Ridge deposits were evaluated.
The Santa Cruz deposit is located approximately 430 to 970 meters below the surface. Based on the mineralization geometry and geotechnical information, an underground longhole stoping (“LHS”) method is suitable for the Oxide and Chalcocite-enriched domains within the deposit. The Santa Cruz deposit will be mined in blocks where mining within a block occurs from bottom to top with paste backfill (“PBF”) for support. A sill pillar is left in situ between blocks.
Within the Santa Cruz deposit, there is an Exotic domain located approximately 500 to 688 meters below the surface and to the east of the main deposit. The Exotic domain consists of flatter lenses that are more amenable to drift and fill (“DAF”) mining. Cemented waste rockfill will be used for support. The backfill will have sufficient strength to allow mining of adjacent drifts without leaving pillars.
The East Ridge deposit is approximately 380 to 690 meters below the surface and to the north of the main Santa Cruz deposit. The East Ridge deposit consists of two tabular lenses and will be mined using DAF with cemented waste rock backfill for support.
The mine will be accessed by dual decline drifts from surface, with one drift serving as the main access and the other as a railveyor drift for material handling. Mineralization is transported from stopes via loader to an ore pass system and then to surface by the railveyor. Main intake and exhaust raises will be developed with conventional shaft sinking methods to provide air to the mine workings. The mine will target a combined production of 15,000 t/d from the Santa Cruz and East Ridge deposits.
Portal box cut is assumed in the IA to start in 2026. Decline and railveyor activities begin in 2027 through to 2028 to access the top portion of the mine. Decline and railveyor resumes in 2033 to access the bottom of the mine. Stoping begins in 2029 with a 1 year ramp-up period until the mine and plant are operating at full capacity. The currently defined mine life is approximately 3 years of construction and 20 years of production.
Using historical data and the results of recent hydrogeologic testing, the hydrogeological conceptual site model was updated and the groundwater flow model was developed and finalized. The groundwater flow model was used to evaluate multiple passive and active dewatering scenarios for the proposed mine plan. With an active dewatering scenario pumping approximately 3,000 gallons per minute (“gpm”) for the first two years of life of mine (“LoM”), the model shows that the annual average residual passive inflows for the first 10 years of the mine are at or below 12,000 gpm. From year 11 through 25 of LoM, the residual passive inflows range from approximately 15,000 to 18,000 gpm.
Figure: Completed Mine Plan

Portal Box Cut
Exhaust Raise
430 m
below
surface
N
Intake Raise
Santa Cruz
Railveyor
Decline
Exotic
East Ridge
3,640,000N
3,640,500N
3,641,000N
3,641,500N
416,500E
417,000E
417,500E
418,000E

The table below summarizes the total tonnage and grades within the mine plan.
Table: Mine Plan Summary

Classification	Domain	Tonnage (kt)	Total Soluble Cu (%)	Acid Soluble Cu (%)	Cyanide Soluble Cu (%)
Indicated	Total	74,713	1.64	1.07	0.39
Inferred	Total	25,530	1.60	0.99	0.48
Indicated + Inferred	Total	100,244	1.63	1.05	0.41
Source: SRK, 2023

Note:4.94 Mt of marginal material at a grade of 0.56% is not included in this table.
This work is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this economic assessment will be realized.
Recovery Methods. The Santa Cruz processing facility will recover copper by conventional weak sulfuric acid agitated leaching of the oxide mineralized material, and by sulfide flotation of the residue produced after leaching. Leached oxide copper will be processed through SX/EW to produce high purity copper cathodes. Sulfide copper and by-product precious metals will be recovered in copper flotation mineral concentrate. Copper concentrates will be of suitable quality to be sold to a domestic or international copper smelters.
The process design is based on metallurgical tests results from The Hanna Mining Company’s research center (circa 1980) and new IA-level mineral process testing initiated by Ivanhoe Electric in 2022 and 2023.
The following process flow diagram illustrates sequence of operations to recover copper in the Santa Cruz plant. This flowsheet provides the basis for the process description that follows.

Figure. Santa Cruz IA processing flowsheet showing the production of both copper cathode from copper oxide mineralization and copper concentrate from copper sulfide mineralization.

FROM UNDERGROUND
RAIL-VEYOR
888 DMTPH
P100=500 mm
HOPPER
250 m3
PRIMARY CRUSHER
1,200 mm x 1,400 mm
200 kW
GRIZZLY FEEDER
Opening: 152 mm
APRON FEEDER
888 DMTPH
P80=144 mm
DISTRIBUTOR
GRASSHOPPERS
(6) 25m
STOCKPILE
STOCKPILE COVER
74 m dia x h=30 m
COARSE ORE PILE
15,000 MT LIVE
60,000 MT TOTAL
COARSE ORE STOCK YARD
300,000 MT TOTAL,
h=8m, 150m x 150 m
STACKER
Elevation 30 m
RECLAIM FEEDER
(3) 340MTPH
RECLAIM AND SAG MILL FEED
SAG FEED CONVEYOR
L 200m, 20m lift
15,000 mtpd
SCALE CONVEYOR
RAW WATER
PROCESS WATER
M.O.L
GRINDING
SAG MILL
7.6 m dia. x 4.3 m EGL
4.8 MW
SAG DISCHARGE SCREEN
PRIMARY CYCLONE
P100= 300 µm
TRASH SCREEN
X m dia.
ANIONIC FLOC
PRE-LEACH DEWATERING
PRE-LEACH THICKENER
32 m dia.
BALL MILL
4.8 m dia. x 7.3 m
2.8 MW
CONDITIONING TANK
(1) 8m dia. x 8m H
H2SO4
LEACH TANKS
(5) 10m dia. x 11m H
LEACHING
FRESH AND PROCESS WATER
RAW WATER
TREATMENT PALNT
RAW WATER STORAGE AND DISTRIBUTION POND
(1) 100 m L x 76 m W x 2 m H
PROCESS WATER STORAGE AND DISTRIBUTION TANK
(1) 15 m dia. x 17 m high
FRESH WATER TANK
(1) 14 m dia. x 11 m high
NON-IONIC FLOC
CCD THICKENERS
(5) 30 m dia.
CCD
LIMESTONE SLURRY
M.O.L
RESIDUE DEWATERING
RESIDUE NEUTRALIZATION
FIRST STAGE
8.3 m dia. x 8.8 m H
SECOND STAGE
8.3 m dia. x 8.8 m H
NEUTRALIZATION TANKS
P80= 106 µm
TERTIARY CYCLONE
RESIDUE GRINDING
TERTIARY MILL
1865kW
PROCESS WATER
PLS CLARIFIER
10 m dia.
1,019 m3/h
PLS POND
(1) 39 m L x 29 m W x 7m H
MOL
SIBX
MIBC
PAX
ROUGHER FLOTATION
ROUGHER CELL
(6) 200m3
ROUGHER CONDITIONING TANK
8m dia. x 4m H
CLEANER FLOTATION
RAW WATER
2nd CLEANER FLOTATION CELL
(4) 10m3
1st CLEANER FLOTATION CELL
(4) 50m3
1st CLEANER SCAVENGER CELL
(3) 50m3
P100=74 µm
ROUGHER CON REGRIND
REGRIND CYCLONE
REGRIND MILL
425kW
TAILING DEWATERING
ANIONIC FLOC
TO PROCESS WATER
TAILING THICKENER
27 m dia.
TAILING TANK
(1) 6 m dia. x 10 m high
TO PASTE BACKFILL PLANT
600 DTPH @60% SOLIDS
SCRUBBER
KEROSENE
EXTRACTANT
E1 EXTRACTION SETTLER
24m x 27m FRP
E2 EXTRACTION SETTLER
24m x 27m FRP
RAFFINATE
SX
S2 STRIP SETTLER
24m x 27m FRP
S1 STRIP SETTLER
24m x 27m
W WASH SETTLER
24m x 27m
FRESH WATER
LOADED ORGANIC TANK
437 m^3
RAFFINATE POND
22m x 31m x 3m H
EMERGENCY POND
(1) V=24,000 m3
TANK FARM
HEAT EXCHANGERS
CoSO4
FC1100
ELECTROWINNING CELLS COVER
(140)
EW
H2SO4
ELECTROLYTE FILTERS (3)
LEAN ELECTROLYTE
RICH ELECTROLYTE
COPPER CATHODES
HOT WATER BOILER
WEIGHING AND BANDING
STRIPPING
WASHING
COPPER CATHODE SHIPPING
LEAN ELECTROLYTE
ANIONIC FLOC
TO PROCESS WATER
CONCENTRATE THICKENER
10m dia.
CONCENTRATE DEWATERING
Cu FILTER FEED TANK
(1) 2 m dia. x 3 m high
RAW WATER
Cu CONCENTRATE FILTER
Cu CONCENTRATE
TRUCK
TRUCK SCALE
TO PROCESS WATER
EVAPORATION
PRECIPITATION
RECLAIM WATER PUMP
TAILING STORAGE FACILITY
LEGEND
MAIN PROCESS FLOW
INTERMITTENT FLOW
AUXILIARY FLOW
ORGANIC FLOW
EQUIPMENT PACKAGE
FUTURE
PENDING
PRELIMINARY
NOT FOR CONSTRUCTION
Ivanhoe ELECTRIC
NOTES:
1. PLANT TO PROCESS 5,475,000 mtpy, 15,000 mtpd
2. PLANT SCHEDULED TO OPERATE 365 DAYS PER YEAR.
3. GRINDING PLANT FLOW RATES BASED ON NOMINAL CAPACITY OF 24 HOURS PER DAY AT 94% AVAILABILITY, 665 mtph
4. SAMPLER SHOWN FOR LOCATION ONLY

Source: M3, 2023
The nominal capacity of the mill process is 5.475 million tonnes per year (“Mt/y”). Process availability factors include both the mechanical availability and the use of this mechanical availability. For the design, an availability factor of 92% is used throughout the plant because the primary and secondary grinding lines have a single ball mill in each.
The current mine plan developed for the Project is based on a 365-day calendar year. The yearly mine production tonnage will vary from 4.0 million tonnes (“Mt”) at the start of production to a high of 5.9 Mt in Year 5 of production.
The mass balance was developed for the Santa Cruz process using MetSim mass balance software. The process simulation used overall recoveries of 96% for the acid soluble copper as cathode copper and 93% for the sulfide copper into concentrate. These recoveries are based on 1980 studies and supported by mineral process testing in 2023 on recent drill core samples and include process losses attributed to Pregnant Leach Solution wash efficiency (2023 liquid solid separation test results) and cleaner scavenger flotation losses (1980 and 2023 test programs).
Project Infrastructure. The Santa Cruz project has excellent existing infrastructure including access to roads and interstate highways, railroads, power lines, and an abundant supply of water from dewatering operations and water rights associated with the private land acquired by Ivanhoe Electric. The Project owns sufficient fee simple land to allow for all surface infrastructure including the process facility, Tailings Storage Facility (“TSF”), offices borrow pit, and other related mine structures.
Interstate highways near the Project (<10 km) are Interstate 8 and Interstate 10. The Union Pacific/Southern Pacific (“UPSP”) rail borders the northern edge of the Santa Cruz Project and the BNSF rail has a spur and terminal in Phoenix, Arizona.

Figure. Santa Cruz IA site layout, requiring approximately one-third of the total land package for the mine, plant, process, tailings storage facilities and on-site generation of solar power.

Ivanhoe ELECTRIC
SANTA CRUZ
ARIZONA, USA
X Portal
Fence Line
Railroad
Existing Roads
Mine Roads
Property Boundary
Infrastructure
Admin / Mine Dry
Underground Support Shops and Warehouse
Paste Backfill Plant
Process Plant
Explosives Magazine
Solvent Extraction
Tank Farm
Cathode Storage
Laydown Area
Substation
Raffinate Pond
Pregnant Leach Solution Pond
Water Settling Pond
Chiller Station
Renewable Energy Generation Area
Phase 2
Phase 1
SLURRY PIPELINE
STOCKPILE FEED CONVEYOR
CRUSHER
RAILVEYOR
COARSE ORE STOCKYARD
BORROW PIT
TAILING STORAGE
Montgomery Rd
Clayton Rd
Midway Rd
AZ HWY - 84
SITE ENTRANCE
Mile
0
0.5
0
Km
1
N

Tailings Storage Facility. A significant portion of the mined material will be returned underground as backfill in the mine. Backfill is used to fill voids created during mining. By returning tailings as paste backfill underground, the size and impact of the surface Tailings Storage Facility (“TSF”) will be reduced.
The TSF is proposed to be located on relatively flat terrain directly east of the plant site and sited to avoid: the underground ore body outline; mine’s infrastructure; and the 1% annual exceedance probability (“AEP”) (1 in 100-yr return period) floodplain from Federal Emergency Management Agency (“FEMA”) (2007) flood hazard mapping. The TSF is sized to store all the tailings estimated to be produced over the mine life and not used for underground backfill (56.7 Mt, without additional contingency) on surface. The tailings will be retained by a perimeter embankment (up to 50 meters high) constructed primarily of compacted, structural fill sourced from on-site borrow areas. The TSF impoundment will be lined with a low-permeability liner, which will be raised within the perimeter embankment for seepage control. During operations, tailings slurry water and precipitation which collects in the TSF will be reclaimed to the mine for use in the mining process or treated (if required) and discharged. At closure, the TSF impoundment will be regraded to prevent ponding and covered with a soil cover and vegetated to limit infiltration and resist erosion. Closure channels will be constructed to shed water off the impoundment surface and over the embankment slopes.
Power. Power consumption for the Santa Cruz Project is anticipated to average 450,000 megawatt hours per year (“MWh/y”). Initially the source of power for the Project will be provided from a 69 kilovolt (“kV”) power line operated by Pinal County Electric District 3 (“ED3”). Several other higher voltage transmission lines border the property within close proximity.
Power for the Project could be provided from a number of sources, or combination of sources, ranging from grid supply to microgrid renewable energy supply. The goal of the mine development is to achieve much of the energy supply from renewable sources, such as solar or geothermal, either at the start or through a phased in approach during the mine operation. The base case of the project is that the mine will operate using 70% renewable power within the first three years of operations.
Water. The water balance for the Santa Cruz Project indicates that there will be a surplus of water from the Project from dewatering of the underground operations. The mining and processing operations will consume approximately 3.5 million cubic meters (“Mm3”) of water per year, while water supplies from dewatering will range from 20 million to over 30 million cubic meters per year (“Mm3/y”). The amount of water for distribution to local stakeholders during operations will average 27 Mm3/y. The water balance excludes the water rights associated with the surface title of the Project.
Market Studies and Contracts. A flat copper price of $3.80/lb has been selected for this study. In the opinion of SRK, this price is generally in-line with pricing over the last 3 years and forward-looking pricing is appropriate for use during an Initial Assessment of the Project with an estimated mine life of 20 years. As the Project progresses, more detailed market work in the form of market studies will be completed to support further study efforts. SRK cautions that price forecasting is an inherently forward-looking exercise dependent upon numerous assumptions. The uncertainty around timing of supply and demand forces has the potential to create a volatile price environment and SRK fully expects that the price will move significantly above and below the selected price over the expected life of the Project.
Cathode is assumed to be 100% payable with no premium or discount applied for the purposes of the study. This approach assumes that the cathode has not received registration or certification that would result in a premium; nor is the cathode assumed to contain any deleterious or penalty elements.
Concentrate terms for the study are generic terms and do not reflect the presence of any deleterious or penalty elements within the concentrate. The following table presents the concentrate terms applied for this study.
Table: Concentrate Terms

Item	Unit	Value
Payability	%	96.5
Treatment Charge	$/dmt	65
Refining Charge	$/lb	0.065
Transport Cost	$/wmt	90
Source: SRK, 2023

As the Project is an early-stage greenfield project, there are a large number of contracts required for the development and operation of the site. None of the major required contracts have been executed at the time of this study.
Environmental, Closing and Permitting. The Project is located on private land. Permitting is primarily with the State of Arizona, Pinal County, and City of Casa Grande. While the Project will be required to obtain several permits to operate it is on private land and is not anticipated to be subject to lengthy federal permitting timelines.
Baseline studies are underway for resources of concern and studies will continue as the Project develops. There are no known occurrences of federally listed threatened and endangered species and there are no planned impacts to potential federally regulated waters of the US. Portions of the Project site is a known nesting area for burrowing owls protected under the Migratory Bird Treaty Act and US Fish and Wildlife beneficial practices to avoid and minimize impacts to birds have been and will continue to be implemented as the Project develops.
The utilization of a renewable microgrid will allow the Santa Cruz Project to produce copper with one of the industry's lowest carbon intensities. Such intensities highlight Ivanhoe Electric commitment to implementing cutting-edge mining techniques, conserving energy, and utilizing renewable energy.
Aside from the pending reclamation plan for exploration activities at the Site, Ivanhoe Electric has no current obligations to tender post mining performance or reclamation bonds for the Project. Once the facility achieves the level of design necessary to advance to mine development and operation, Ivanhoe Electric will need to submit and gain approval of an Arizona Department of Environmental Quality (“ADEQ”)-approved Aquifer Protection Permit (“APP”) and an Arizona State Mine Inspector (“ASMI”)-approved Reclamation Plan. The closure approach and related closure cost estimates must be submitted following approval and before facility construction and operation.
Ivanhoe Electric plans to create an all-encompassing environmental, social, and governance framework designed to effectively address any community concerns and ensure that the Santa Cruz Project operates in a socially responsible manner.
Capital and Operating Cost Estimates
Mining Capital Cost Estimate. The mining capital cost estimate is based on first principal cost model build-up and budgetary quotes. The initial mining capital costs plus sustaining mining capital costs are equal to $960.48 million, which includes an estimated capital of $878.08 million plus 9.4% contingency of $82.40 million.
Development costs are derived from the mining schedule prepared by SRK. The prepared mining schedule includes meters of development during pre-production, this schedule of meters was combined with unit costs, based on site specific data, to estimate the cost of this development operation. The following table provides the breakdown of the estimated initial capital costs.
Table: Estimated Mining Initial Capital Cost

Item	US$ Million
Capital Development Cost	166.99
Equipment Purchase and Rebuilds	241.24
Mine Services	17.96
Owner Cost	32.75
Contingency	38.76
Total	497.70
Source: SRK, 2023
The Santa Cruz Project will require sustaining capital to maintain the equipment and all supporting infrastructure necessary to continue operations until the end of its projected production schedule. The sustaining capital cost estimate developed includes the costs associated with the engineering, procurement, construction and commissioning.
The estimate indicates that the Project requires sustaining capital of $462.78 million to support the projected production schedule through the LoM, as shown below.

Table: Estimated Mining Sustaining Capital Cost

Item	US$ Million
Capital Development Cost	60.79
Equipment Purchase and Rebuilds	322.64
Mine Services	0
Owner Cost	35.71
Contingency	43.63
Total	462.78
Source: SRK, 2023
Process Capital Cost Estimate. The initial capital cost for the Santa Cruz plant and infrastructure facilities totals $563.7 million as summarized in the table below. This capital cost includes all process areas facilities in the Santa Cruz plant proper starting with the primary crushing, and continuing through grinding, agitated leaching, solvent extraction and electrowinning, leach residue neutralization, leach residue grinding, rougher flotation, concentrate regrinding, cleaner flotation, concentrate dewatering and tailing dewatering and pumping to the TSF. The initial capex includes the ventilation chiller for the underground mine, the main plant substation, fresh and process water ponds, and the batch plant, and the surface ancillary buildings.
Table: Estimated Initial Plant Capital Cost Summary

Description	Hours	Total Cost (US$ Million)	% of Total Capital Cost
Directs	1,290,000.00	345.4	61.3
Indirects		72.0	12.8
Contingency		111.3	19.7
Owner’s Costs		35.0	6.2
Escalation		—	0.0
Total Capital Cost (TCC)		563.7	100.0
Source: M3, 2023
No sustaining capital costs have been included for the Santa Cruz process plant. The mine life is 20 years, and the capital equipment will be designed to last for the duration of the Project. Preventative maintenance and periodic rebuilds/relining is captured in the annual maintenance cost estimation. The only place where sustaining capital is expected is in the TSF for annual embankment enlargement which was estimated separately.
Tailings Capital Cost Estimate. The initial capital cost for the Santa Cruz tailings facilities totals $75.1 million as shown below. The estimated sustaining capital costs total $486.8 million as shown below. The key elements of the tailings capital cost estimation methodology include:
•Material take offs by year were provided by KCB
•Earthworks, lining, and piping rates from standard schedule
•Borrow-to-fill provided by budgetary quotation – Turner Mining Group
Table: Estimated TSF Initial Capital Cost

Item	US$ Million
Directs	48.8
Indirects	11.3
Contingency	15.0
Total	75.1
Source: M3, 2023

Table: Estimated TSF Sustaining Capital Cost

Item	US$ Million
Sustaining	382.2
Closure	104.6
Total	486.8
Source: M3, 2023
Mining Operating Cost Estimate. The required mining equipment fleet, required production operating hours, and manpower to arrive at an estimate of the mining costs that the mining operations would incur was estimated. The mining costs were developed from first principles and compared to recent actual costs.
A maintenance cost was allocated to each category that required equipment maintenance. A summary of the LoM unit mine operating costs is presented below.
Table: Mining Operating Costs

LoM Tonnes Mined (000) Category	US$000	107,134* US$/t Mined
Operating Development	481,021	4.49
Production (Drilling, Blasting, Loading, Hauling and Backfill)	1,139,843	10.64
Other mining costs (Services, Maintenance, Rehab and Definition Drilling)	458,564	4.28
Mine engineering and administration	592,085	5.54
Contingency (9.5%)	254,664	2.39
Total	2,926,177	27.33
* LoM Tonnes mined includes 100,244 kt of process material, 4,942 kt of marginal material and 1,948 kt of waste.
Source: SRK, 2023
Processing Operating Cost Estimate. The process plant operating costs are summarized by the categories of labor, electric power, liners (wear steel), grinding media, reagents, maintenance parts, and supplies and services, as presented below.
Table: Process Plant OPEX Summary by Category

Operating and Maintenance	Average Annual Cost (US$000)	$/t Processed (US$)	LoM Operating Cost (US$000)	%
Labor	11,119	2.11	222,383	16.8
Electrical Power	23,297	4.43	465,939	35.1
Reagents	18,447	3.51	368,947	27.8
Wear Parts (Liners & Grinding Media)	6,811	1.30	136,221	10.3
Maintenance Parts	5,993	1.14	119,865	9.0
Supplies and Services	623	0.12	12,557	0.9
Total (US$000)	66,296	12.61	1,325,912	100.0
Source: M3, 2023
TSF operating costs are included in the processing operating costs and include labor, power, reagents, and maintenance.
G&A Operating Cost Estimate. The general and administrative (“G&A”) and laboratory costs are summarized below.

Table: G&A Operating Cost Summary

Item	$/t processed	LoM Operating Cost ($000)
Lab Opex	0.24	24,798.00
G&A Opex	2.39	251,543.00
Total	2.63	276,341.00
Source: M3, 2023

Total modeled initial capital costs are estimated at $1.15 billion, as summarized below:

Table. Modeled Initial Capital*

Initial Capital Cost	Value ($000)
Underground Capital Development Cost	167.0
Underground Equipment Purchase	240.4
Underground Rebuilds	0.8
Underground Services	18.0
Underground Owner Cost	10.9
Underground Related Contingency Costs	34.8
Underground Capitalized Opex	35.6
Mill and Surface Capital	563.7
TSF	75.1
Total	1,146.3
Source: SRK, 2023
* Initial capital estimates and expenditure schedule were developed external to the model. No additional contingency has been included in the model.

Total modeled sustaining capital costs are estimated at $0.98 billion, as summarized below:

Table. Modeled Sustaining Capital*

Sustaining Capital	Value ($000)
Underground Mining	462.8
Tailings	486.6
Closure	27.0
Total	976.4
Source: SRK, 2023
* Sustaining capital is modeled on an annual basis and is used in the model as developed in previous sections. No contingency amounts have been added to the sustaining capital within the model. General closure costs are modeled as sustaining capital and are captured as a one-time payment the year following cessation of operations. For the tailings impoundment, closure costs run several years past the end of the mine life, this cost has been captured by extending the model life beyond the end of the mine life.
Economic Analysis. Economic analysis, including estimation of capital and operating costs is inherently a forward-looking exercise. These estimates rely upon a range of assumptions and forecasts that are subject to change depending upon macroeconomic conditions, operating strategy and new data collected through future study or operations and therefore actual economic outcomes often deviate significantly from forecasts.
As permitted by Subpart 1300 and Item 601 of Regulation S-K, the new IA includes an economic analysis of the Santa Cruz Project without taking into consideration inferred mineral resources and also includes an economic analysis of the Santa Cruz Project including the inferred mineral resources. It should be noted that the new IA is preliminary in nature, and is based on mineral resources. Unlike mineral reserves, mineral resources do not have demonstrated economic viability. It should also be noted that the version of the economic analysis that includes inferred mineral resources includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this economic assessment will be realized.
The new IA anticipates that the Santa Cruz Project will consist of an underground mine and processing facility producing both copper concentrate and copper cathode.
The economic analysis metrics are prepared on annual after-tax basis in US$. The results of the analysis are presented in the table below. The results indicate that, at a copper price of US$3.80/lb., the Project without inferred material returns an after tax net present value (“NPV”) at 8% of US$0.5 billion calculated from the start of construction, an after tax internal rate of return (“IRR”) of 14% and a payback period from the start of construction of 10 years. When the inferred material is included in the economic analysis, the after tax NPV @ 8% increases to US$1.3 billion, the after tax IRR increases to 23% and the payback period decreases to 7 years from the start of construction.
This assessment is preliminary in nature and is based on mineral resources. Unlike mineral reserves, mineral resources do not have demonstrated economic viability. This assessment also includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this economic assessment will be realized.
The economic model is based on mine plans that were prepared as outlined in previous sections. Inferred resources account for approximately 21% of the tonnage contained within the mine plan. The economic results of the Project both without inferred resources and including inferred resources are presented within this section. However, the removal of the inferred material from the mine plan is a gross adjustment and no recalculation of fixed capital and operating costs has been completed for the scenario without inferred mineral resources.
As the stage of study for the Santa Cruz Project is initial assessment, no reserves are estimated for use in this analysis. The economic evaluation was completed using resource material that includes material in the inferred category. To evaluate the risk associated with the use of inferred material in the mine plan, a model was completed where the inferred material was removed from the mine plan. SRK notes that this model result should be viewed with caution as the removal of the inferred material is a gross adjustment and no corresponding adjustments to capital, operating cost or mill performance were made.
The book value of the Santa Cruz property and its associated plant and equipment as at December 31, 2023 was $167.0 million.
Table: Indicative Economic Results

LoM Cash Flow (Unfinanced)	Units	Value (without Inferred)	Value (with Inferred)
Total Revenue	$ million	10,031.62	12,865.90
Total Opex	$ million	(4,616.93)	(4,617.00)
Operating Margin	$ million	5,414.70	8,248.90
Operating Margin Ratio	%	54	64
Taxes Paid	$ million	(426.56)	(984.80)
Free Cash Flow	$ million	3,241.07	5,350.07
Before Tax
Free Cash Flow	$ million	2,549.49	5,216.71
NPV at 8%	$ million	583.40	1,642.51
IRR	%	15	25
After Tax
Free Cash Flow	$ million	2,122.93	4,231.91
NPV at 8%	$ million	457.66	1,316.60
IRR	%	14	23
Payback	Years	10	7
Source: SRK, 2023
Within the constraints of this analysis, the Project appears to be most sensitive to material classification, mined grades, commodity prices and recovery assumptions within the processing plant.

A summary of the cash flow on an annual basis is presented below.
Figure: Annual Cash Flow Summary (Without Inferred Material)
Source: SRK, 2023
Conclusions and Recommendations by the Qualified Persons. Under the assumptions presented in the IA, and based on the available data, the mineral resource estimates show reasonable prospects of economic extraction.
The recommended program is for the Company to complete a pre-feasibility study (“PFS”) level technical report. The work program required to complete a PFS will consist of associated infill and exploration drilling, analytical and metallurgical test work, hydrogeological and geotechnical drilling, geological modeling, mine planning, and environmental baseline studies to support permitting efforts.
Proposed Plan of Exploration and Development
As recommended by the authors of the IA, we are advancing the Santa Cruz project to complete a PFS technical report. We are completing infill drilling to allow for drill results to be incorporated into an updated resource model that would allow for the Indicated Mineral Resource to be developed into an initial Probable Mineral Reserve with a focus on the initial 5 years of production. We are targeting the Santa Cruz deposit high-grade exotic copper domain, the southern East Ridge oxide domain, the Texaco deposit and Texaco Ridge exploration area, and the Primary Domains.
We will explore different mining orientations for the Santa Cruz long hole stoping areas. There are areas that require long ore drives to access. Exploring different orientations can potentially lead to shorter ore drives and consequently shorter hauls to the ore passes. We are optimizing the stope size when additional geotechnical information is available. Larger stopes allow for more efficient mining and lower operating costs. And we are also evaluating recovering the sill pillar between the upper and lower blocks. The sill pillar is mineralized and it is left in-situ in the current mine plan. Additionally, we are also evaluating more efficient materials handling methodologies. By developing a centralized materials handling system that can utilize ore passes inside the mineralized rock, production efficiencies can be optimized to reduce loader tramming and rehandling times, thereby lowering operating costs. We are also continuing to investigate renewable power options for the Project to develop costs and timelines for installing solar and other green power generating facilities on or near the site.

Tintic Project, Utah, USA (the “Tintic Project”)

As used herein, references to the “Tintic Technical Report Summary” is to the “S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah” dated February 23, 2024 and current as of December 31, 2023, by qualified persons SRK Consulting (U.S.) Inc. It was prepared in accordance with the requirements of S-K 1300. SRK Consulting (U.S.) Inc. is not affiliated with us or any other entity that has an ownership, royalty or other interest in the Tintic Project. The Technical Report Summary on the Tintic Project, Utah, U.S.A. is included as Exhibit 96.2 hereto. Scientific and technical information in this section is based upon, or in some cases extracted from these reports.

Location, Map, and Access. The exploration stage Tintic Project is a gold, silver, and base metal Carbonate Replacement Deposit (“CRD”), skarn, fissure vein, and copper-gold porphyry exploration project located in the historical Tintic Mining District of central Utah, USA. The Tintic District is the site of significant historical production and over 125 years of exploration activity. The Tintic Project is located near the City of Eureka, approximately 95 km south of Salt Lake City, and can be accessed from U.S. Highway 6, approximately 30 km west of the Interstate 15 junction. The center of the Ivanhoe Electric exploration potential area claims and applications lies approximately at 39° 55’ N latitude and 112° 06’ W longitude. It is crossed by many historical mine roads and defunct railroad paths, which provide access to most of the property. The exploration area covers approximately 81.97 km2 of private patented claims, unpatented claims, and state leases consolidated by Ivanhoe Electric into a cohesive package of interests.
The Tintic Project area hosted historic mining communities and activities, but only two communities remain today at Eureka and Mammoth. The historic mining area straddles the Tintic Mountains divide between the Utah and Juab Counties. The county line occurs at the watershed divide.
Infrastructure. The Tintic Project is managed out of the city of Eureka (population approximately 660), which is approximately 2 km north of the northeastern Tintic Project property boundary. Eureka offers limited services. Equipment and other services are generally obtained from the towns of Tooele or Payson/Spanish Fork, which are each a 45-minute drive. We have established a permanent presence in the Tintic District and are currently headquartered out of Eureka with office facilities. We have also developed a secure core logging and storage facility at the mouth of the Mammoth Valley.
Water for the Tintic Project can be sourced from the city of Eureka’s maintenance yard at a cost of $0.01 per gallon (~3.8 liters). The exploration area also contains several small ephemeral springs that are productive in the early spring but does not contain any streams or rivers owing to the arid nature of the climate. The Rocky Mountain Power Company provides electric utilities to the Eureka community and a high-power transmission line services Eureka, Mammoth, and Silver City. Gas is supplied by a local company. Limited supplies and personnel are available from Eureka; however, the main source is the Salt-Lake City-Ogden- Provo metropolitan area, a corridor of contiguous urban and suburban development stretched along a 190 km segment of the Wasatch Front with a population of 2.7 million.

Figure: Location of the Tintic Project within the state of Utah.
Title. Currently, Ivanhoe Electric holds various types of claims and leases through our wholly-owned subsidiary Tintic Copper & Gold Inc. (TCG), which is a successor to the merger of HPX Utah Holdings Inc. and Continental Mineral Claims Inc. (CMC). IE has consolidated all interests under TCG as of April 30, 2021. Our holdings can be broadly categorized into i) patented claims and ii) other claims and applications, which consist of the following claims, lease agreements, and permit applications:
•486 Patented claims (owned or subject to purchase and sale by TCG) comprising 19.62 km2;
•152 Patented claims and 1 fee parcel (subject to various lease or lease and option agreements by TCG) comprising 9.11 km2;
•474 Unpatented mining lode claims (owned by TCG) comprising over 38.79 km2;
•14.45 km2 of SITLA (Utah School and Institutional Trust Lands Association) mineral leases, in three agreements; and
•6 Hardrock Prospecting Permit (“HRPP”) applications on Bankhead-Jones lands in the Tintic Valley, comprising 61 km2 (through CMC).

To retain an unpatented claim on federal land in the USA, a $165 maintenance fee per claim is due annually by September 1st. Based on the current landholding this would amount to $78,210 in annual payments for claim retention.
In October 2017, Ivanhoe Electric (HPX at the time) signed a purchase and sale agreement with Mr. Spenst M. Hansen (“Hansen”) to acquire 100% of his patented claims and a portion of his unpatented claims. The last payment installment was made on April 19, 2022, making Ivanhoe Electric the current owner.
In January 2018, Ivanhoe Electric (HPX at the time) signed an agreement with Applied Minerals Inc. for an option to purchase metallic mineral rights, which granted exploration access to the Dragon claims during the option period. The terms of the agreement indicate that (i) Ivanhoe Electric would be required to pay $350,000 lump sum at the completion of an initial 40-day due diligence, (ii) further installments of $150,000 are required to be paid in December each year until December 2027, (iii) at any time before December 2027, Ivanhoe Electric may elect to purchase 100% of the rights to minerals for $3,000,000, except for clay and iron oxide, and (iv) Applied Minerals Inc. retains the surface rights with joint operating conditions allowing Ivanhoe Electric reasonable access. In March 2020, the agreement was amended to allow Ivanhoe Electric an early exercise of the purchase of the metallic mineral rights for $1,050,000, while retaining Ivanhoe Electric’s exploration and reasonable access through the claims. Ivanhoe Electric immediately exercised this right and was deeded the metallic mineral rights to the subject claims.
In August 2018, Ivanhoe Electric signed a further purchase and sale agreement with Hansen to acquire the patented claims on the Mammoth, North Star, and Gemini properties. Payments were made over a five-year period with escalating payments as defined in the Definitive agreement. The last payment installment was made on August 7, 2023, making Ivanhoe Electric the owner of the patented claims.
In addition to the Hansen and Applied Minerals Inc. agreements, Ivanhoe Electric entered into an additional 22 agreements, totaling to 27 agreements, for the acquisition of claims, mineral and surface rights with numerous parties using various legal structures. All these agreements are summarized in a simplified form in the table below.

Table. Summary of Tintic Land Agreements

Vendor	Deal Type	Status	Lease / Option Payment Frequency	Lease / Option Payment ($)	Start Date	Term	Expiration Date
Hansen Porphyry	Purchase and Sale	Closed	—	—	19-Oct-17	5 years	—
Applied Minerals Inc. (Dragon)	Exploration with Option to Purchase	Closed	—	—	22-Dec-17	Option Executed in 2020	—
Okelberry (Hansen)	Lease	Executed	none	none	1-Jun-15	10 years with extensions	1-Jun-25
Gleed G Toombes	Purchase and Sale	Closed	—	—	1-Mar-18	Closed	—
Okelberry 1	Lease	Executed	annually	$5,000.00	13-Apr-18	Renewable Annually	13-Apr-24
Hansen Camp (MMC)	Lease	Terminated	—	—	12-Jun-18	5 years with extension	—
New United Sunbeam Mining Company	Lease	Executed	annually	$10,000.00	21-Jul-18	10 years with extensions	21-Jul-28
Hansen Mammoth	Purchase and Sale	Closed	—	—	4-Oct-18	5 years	—
Hansen Gemini	Purchase and Sale	Closed	—	—	4-Oct-18	5 years	—
Hansen North Star	Purchase and Sale	Closed	—	—	4-Oct-18	5 years	—
SITLA	Lease	Executed	annually	$3,570.00	1-Dec-18	10 years	1-Dec-28
Lawrence Lee	Lease with Option to Purchase	Executed	annually	$5,000.00	5-Dec-18	10 years	5-Dec-28
Okelberry 2	Lease	Executed	annually	$15,000.00	14-Feb-19	Renewable Annually	14-Feb-25
Grand Central Silver Mines	Purchase and Sale	Closed	—	—	4-Apr-19	Closed	—
Duquette/McHatton	Lease with Option to Purchase	Closed	—	—	9-May-19	5 years	—
Adrian Vashon - Jassamine Claim	Lease with Option to Purchase	Executed	annually	$5,000.00	27-Jun-19	5 years	27-Jun-24
Oldroyd	Purchase and Sale	Closed	—	—	14-Jun-19	Closed	—
Todd Wilhite	Lease with Option to Purchase	Executed	annually	$15,000.00	9-Jul-19	7 years	9-Jul-26
Silver City Mines	Lease with Option to Purchase	Executed	annually	$10,000.00	20-Aug-19	10 years	20-Aug-29
Unpatented Claims	Maintenance Fees	—	annually	$165/claim	—	—	—
Tintic Gold	Lease with Option to Purchase	Executed	annually	$100,000.00	20-Jul-20	7 years	20-Jul-27
Crown Point	Lease with Option to Purchase	Executed	annually	$15,000.00	1-Aug-20	5 years with extensions	1-Aug-25
Steve Richins	Lease with Option to Purchase	Executed	on execution of option	$75,000.00	27-Oct-20	5 years	27-Oct-25
BLM	Prospecting Permits	Pending	annually	14,840.00	—	—	—

Figure: Map of our claims and leases at the Tintic Project.
SRK, 2023
Royalties. Significant portions of the patented and unpatented mining lode claims are subject to NSR royalty agreements, ranging between 1% and 4%, which would be payable upon production and sale of product, i.e., there are no advance royalties. Ivanhoe Electric has purchased certain royalty interests already and formed an opinion on others. As part of its land consolidation effort, Ivanhoe Electric is continually clarifying and negotiating the relevant royalty terms to sensibly lessen the royalty burden.

Figure: Map of our royalties at the Tintic Project.
SRK, 2023
Property Condition and Stage of Development. The Tintic Project is an exploration stage project without mineral reserves or mineral resources. There is no mine in production at the Tintic Project and no mining activity by us has ever taken place on the land constituting the Tintic Project.
There is currently no significant equipment, infrastructure or facilities at the Tintic Project, and no mine development or operating equipment at the project site. Historical mine equipment, shafts, and adits are ubiquitous throughout the area. In 2021, we completed some basic rehabilitation on the Sioux-Ajax Tunnel to facilitate access and mapping. This included creating a tag system, installing a communications system, and washing the walls. Further rehabilitation is not currently planned or budgeted for and IE has prohibited access to the Sioux-Ajax Tunnel since March 2022. There is no mining or operating infrastructure at the Tintic Project that would be intended to be used in future mine operations.
History. Mineralization in the Tintic District was discovered in 1869, and by 1871 significant mining camps were established in the nearby city of Eureka, and the now defunct towns of Silver City and Diamond. Mineral extraction focused on high-grade Ag-Pb-Zn oxide carbonate replacement deposits (“CRD”) hosted in Paleozoic limestone both at surface and underground, with lesser production from steeply dipping Au-Ag-Pb-Zn-Cu fissure veins. The Tintic precious and polymetallic mining district saw nearly continuous mining operations from 1871 through to 2002 with variations in the level of activity and commodity extracted. Total historic production from deposits located within our acquired property, predominantly in the Tintic mining districts, totals approximately 1.89 Moz Au, 136 Moz Ag, 104 kt Cu, 416 kt Pb and 6 kt Zn.
The main precious and base metal bearing minerals in the Tintic District are enargite, tetrahedrite, galena, sphalerite, pyrite, marcasite, and native gold, silver, and copper. However, many more mineral species are present, including exotic tellurium-bearing species. There are clear metalliferous domain changes from the Southwest to the Main Tintic Districts. Cu-Au dominance transitions into Pb-Ag, then into Pb-Au and finally into Pb-Zn in the northern portion of the Main Tintic District. This zonation leads us to believe that the Main Tintic district likely contains the porphyry source of the polymetallic bearing fluids.

Permitting and encumbrances. Royalties are discussed above, under “Royalties”. In March 2021, Tintic Copper & Gold Inc. submitted a Notice of Intention (“NOI”) to Conduct Exploration to the Division of Oil, Gas and Mining of the Department of Natural Resources of the State of Utah. This permit (E/023/0130) was approved in July 2021, and has been amended multiple times by TCG, with the most recent amendment approved in July 2023. The current permit allows for up to 16.8 acres of surface disturbance, and 61 drill holes totaling 61,500m (201,720 ft), The approved permit will allow the recommended drilling program to be undertaken. Reclamation bonding is required by the state of Utah, and is assessed at $578,200.00, covering 100% of permitted surface disturbance and up to 16 open holes (20,000 m). Bonding is fulfilled through an insurance surety instrument.
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
The ‘Deep Creek-Tintic’ mineral belt is an east trending zone of basement highs marked by Cenozoic calderas and associated metal endowment all along the belt. The East Tintic Mountains, where the belt terminates, host the Tintic District, the second biggest mining district in Utah after the Bingham District, located approximately 65 km north of the Tintic Project. The Bingham stock lies approximately at the intersection of the Wasatch hinge line and the ‘Bingham-Park City’ mineral belt, coinciding with the Cheyenne suture zone and the Uinta arch, concentrating tectonic and igneous activity. The Tintic District lies at the eastern margin of the ‘Deep Creek-Tintic’ mineral belt where it terminates against two or more north-south trending range front faults. Metallic minerals at Tintic and Bingham are hosted along northeast striking, steeply dipping, thrust faults, related to the Sevier orogeny. Intrusions along the Uinta arch in the Wasatch intrusive belt are high potassium calc-alkaline and metaluminous I-type granitoids similar to the igneous intrusions at Tintic. Eocene to early Oligocene intrusions, the source of mineralizing fluids, were emplaced in an extensional stress regime with northwest-southeast least principal stress. Basin and Range extension began around 18 Ma, forming high-angle normal faults which resulted in block tilt and the present Basin and Range topography. Fluid inclusion studies from plutons in the Wasatch Mountains indicate a 15-20° eastward tilt of the range and paleomagnetic data from the Oquirrh Mountains are consistent with an 11 eastward tilt related to the Basin and Range. The East Tintic Mountains were uplifted and rotated 10-20 east, similar to the Oquirrh Mountains.
The Tintic District has been broadly divided into four sub-districts: North, East, Main and Southwest. The following describes the stratigraphy, structure, volcanism, mineral deposit types and zoning patterns, including mineralization and alteration, observed in the four sub-districts, and summarizes the effects of Basin and Range extension on the Tintic District. The East Tintic Mountains are underlain by a basement sequence of more than 800 meters of phyllic slate, quartzite and dolomite from the Neoproterozoic Big Cottonwood Formation, outcropping along the axis of the North Tintic anticline. A sequence of more than 3,700 meters of Paleozoic (ranging from Cambrian to Mississippian periods) carbonate and clastic sedimentary strata lies unconformably on top. This sequence is characterized by a thick basal Cambrian Tintic Quartzite, succeeded by a thick sequence of dominantly limestone and dolomite. During the Sevier orogeny, from Late Jurassic to Late Cretaceous, the East Tintic Mountains were uplifted and deformed in a series of north-trending, north- plunging asymmetrical folds cut by coeval thrust faults, high-angle strike-slip and tear faults. Three major folds deform the Neoproterozoic and Paleozoic sequence in the Tintic district.

Our interests in the Tintic District are focused on the southern portion of the Main District where Paleozoic sedimentary rocks and late Eocene — Oligocene volcanic rocks are intruded by the Silver City intrusive complex. Over 2,000 m of Paleozoic stratigraphy is exposed at the property ranging from the early Cambrian Tintic Quartzite at the western flank through the Mississippian Humbug Formation on the east. The rocks above the Tintic Quartzite are predominantly comprised of limestone and dolomite with a few units that have a greater siliciclastic component. Thin-skinned thrusting during the Sevier orogeny resulted in a complex pattern of faults and folds in the Paleozoic stratigraphy dominated by the east-west Sioux-Ajax fault through Mammoth and a large, east-verging asymmetric anticline-syncline pair that is cut by northeast trending faults. The thrust faults that underlay this folding have been identified in mines in the East Tintic District and locally at surface when not covered by later volcanic rocks. North of the Sioux-Ajax fault, the ‘ore runs’ of the Main District occur as sub-horizontal bodies connected by chimneys or pipes where crossed by faults in the shared subvertical limb of the anticline-syncline pair and along the axis of the Tintic syncline at the eastern margin. Exposure of Paleozoic rocks south of the Sioux-Ajax fault is limited to a less than 2 km2 area between the Silver City intrusive complex to the southwest and overlying volcanic rocks to the southeast; it does not show the magnitude of folding found to the north of the fault. Instead, the beds here dip moderately to the northeast and are cut by steep reverse faults referred to as fissures when mineralized which continue south to the contact with the intrusion. These fissures and the subvertical chimneys and pipes tend to be more Cu-Au rich than the sub-horizontal Ag-Pb-Zn rich ‘runs’ north of the fault. Where these fissures intersect the contact with the Silver City intrusive complex, deposits of massive Fe-oxide and halloysite occur such as the Dragon Mine.
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
Exploration and Drilling. We commenced exploration on the Tintic Project in late 2017 with an airborne geophysical survey followed by on-the-ground exploration in early 2018. Surface exploration work included a ground geophysical survey and a geological baseline work program consisting of soil and rock grab sampling, age dating, petrology, mapping, prospecting, and identification of key intrusive and alteration phases. Additional work through 2018 and into 2019 included the re-logging of deep historical drill holes at the Dragon prospect and the compilation and 3D digitization of historical mines, underground workings, and mineralized zones termed ‘ore runs’. Exploration work in 2022 and 2023 included reverse circulation (“RC”) and diamond core drilling, and a ground gravity survey along with small programs of soil samples, mapping, and surface sampling.
In late 2021, we completed a small exploration drill program consisting of two RC holes and a fan of four diamond drill holes. An additional twelve diamond drill holes were completed in 2022 and 2023 with one hole (TTD-017) started, but not completed. The total count to December 31, 2023 is 16 completed diamond drill holes with drilling ongoing into 2024.

Table. Summary of Ivanhoe Electric’s drilling on the Tintic Project from 2021 to 2023

Hole number	Year	Northing (m)	Easting (m)	Elevation (m)	Hole Type	Azimuth	Dip	Length (m)
TTR-001	2021	4416600	402919	1,803	RC	0	-90	251.46
TTR-002	2021	4416793	402924	1,809	RC	0	-90	332.23
TTD-003	2021	4420614	405078	2,166	Diamond	120	-60	469.08
TTD-004	2021	4420614	405078	2,166	Diamond	120	-50	435.55
TTD-005	2021	4420614	405078	2,166	Diamond	120	-80	371.26
TTD-006	2021	4420614	405078	2,166	Diamond	94	-45	379.45
TTD-007	2022	4417970	405385	1,989	Diamond	315	-60	997.00
TTD-008	2023	4418692	404339	1,938	Diamond	140	-75	747.83
TTD-009	2023	4419697	405490	2,119	Diamond	20	-50	1,400.86
TTD-010	2023	4420482	406305	2,216	Diamond	285	-50	794.31
TTD-011	2023	4420638	404648	2,052	Diamond	157	-65	827.68
TTD-012	2023	4420588	403430	1,942	Diamond	150	-59	548.64
TTD-013	2023	4420106	406113	2,241	Diamond	315	-63	581.41
TTD-013A	2023	4420106	406113	2,241	Diamond	315	-63	1,519.43
TTD-014	2023	4419697	405490	2,119	Diamond	118	-58	1,319.78
TTD-015	2023	4419697	405490	2,119	Diamond	70	-58	1,395.07
TTD-016	2023	4417509	404485	1,882	Diamond	130	-77	1,435.61
TTD-017*	2023	4420638	404648	2,052	Diamond	63	-64	213.36
*Drilling was ongoing for TTD-017 at December 31, 2023.
Typhoon™ has also completed a 72 km2 fully 3D IP survey, with effective penetration depths averaging over 1.5 km, which revealed never before seen porphyry Copper-Gold exploration potential areas that are ready to drill. A new ground gravity survey was conducted in 2022 over an area of approximately 20 km2.
We have also compiled a drill hole database from over 125 years of exploration and development operations in the Tintic Project district by dozens of historical owners and operators. A total of 489 drill holes were completed historically on the Tintic Project by several prior owners and operators. However not all of the details are available.
Our current database contains known collar locations for 442 diamond, RC and rotary air blast drill holes totaling approximately 72,212 m. The accuracy and certainty of collar locations are variable, due to the many sources of information. Some collar coordinates were derived from georeferenced maps and figures, and abandoned mine-grid translations, each of which have uncertainties attached to them regarding their positions. Forty-seven holes have collar locations recorded in undocumented or unknown mine-grid datums and will be added to the database when their locations can be deduced. 193 drill holes are collared on the Applied Minerals “Dragon” halloysite mine property (12,635 m total), and consist primarily of geotechnical, geological, and mineral data pertinent to the clay and iron-oxide mining operations there. While the authors of the Tintic Technical Report note that drill hole positions should be treated with caution when utilized for geological modelling, due to the varied level of accuracy, they note that they can be utilized for regional scale geological modelling, which we have completed in Leapfrog Geo™.
Assay results have been compiled from 221 drill holes across the Tintic Project district. Records of analytical methods for assay data are limited and the assay database consists of variable element analyses. These range from comprehensive 43 element ICP-MS data from analyses performed on drill hole core from the Big Hill diamond drill hole program conducted from 2008 to 2014 in the East Tintic sub-district, to Cu-Au only results from RC drilling in the Treasure Hill area. In the opinion of the authors of the Tintic Technical Reports, historical drill hole analytical results should be treated with caution and only utilized for indicative purposes until twin drilling is completed to verify position, orientation and grade, as no supporting QA/QC information is available for the respective drill holes.
Sampling, Analysis, and Data Verification. All drill core, soil, and rock grab samples collected by us during exploration programs undertaken to date have been prepared by ALS Global-Geochemistry Analytical Lab (“ALS”) at Twin Falls, Idaho or Elko, Nevada and analyzed Reno, Nevada or Elko, Nevada. ALS is a reputable analytical laboratory with a global quality management system that meets all requirements of the international standards ISO/IEC 17025:2017 and ISO 9001:2015. We believe that ALS has a robust internal QA/QC program to monitor and ensure quality of assay and other analytical results.

SRK is not aware of any drilling or sampling factors that could materially impact the accuracy and reliability of the results. In the opinion of SRK, the drilling, core handling, logging and sampling procedures meet or exceed industry standards and are adequate for the purpose of mineral exploration.
The author of the Technical Report Summary considers the QA/QC protocols in place for the Tintic Project to be acceptable and in line with standard industry practice. Based on the data validation and the results of the standard, blank, and duplicate analyses, the author is of the opinion that the assay and geochemistry databases are of sufficient quality for mineral exploration for the Tintic Project.

The Tintic Project did not have any Mineral Resources or Mineral Reserves as at December 31, 2023 or 2022.
Mineral Processing and Metallurgical Testing. No mineral processing or metallurgical testing has been conducted by Ivanhoe Electric for the Tintic Project.

The book value of the Tintic property and its associated plant and equipment as at December 31, 2023 was $30.8 million.
Proposed Plan of Exploration
The following exploration work is recommended on the Tintic Project:
a.On the ground exploration, including mapping and geochemical sampling; and
b.Surface drilling to continue to test geophysical anomalies and follow up the drilling results to date.
The $12M budget includes payments on optioned land and surface drilling.

Non-Material Properties
We have been active with several of our other mineral projects in the United States including the Hog Heaven Copper-Silver-Gold Project (“Hog Heaven”), located in Montana, where we have been actively drilling since June 2023. Exploration work in 2023 also included drilling on Lincoln, in Utah, and Carolina, in North Carolina. Geophysical Typhoon™ surveys were completed in 2023 on White Hill, in Nevada, Unity, in Oregon, and Carolina. We also hold a portfolio of exploration projects throughout the United States including projects in Arizona, Nevada, California, Utah, Montana, and Oregon.

Figure: Map of our US Mineral Exploration Projects

Hog Heaven
Unity
Grasshopper
White Hill
Desert Mountain
Tintic
Bristol
Lincoln
Delamar
Hector
Perseverance
Lyles
Bitter Creek
Santa Cruz
Sol Dos
Carolina
0 100 Miles
0 200 Km
Project Type
Material
Active
Additional

US Projects

Ivanhoe ELECTRIC

Hog Heaven Project, Montana, USA (the “Hog Heaven Project”). The Hog Heaven Project is located on private land approximately 80 km south-southwest of the town of Kalispell, Montana. It is in the historical Hog Heaven District which consists of several high-sulfidation epithermal mineral deposits and prospects, as well as several historical mines, including the Flathead Mine. We believe the Hog Heaven District is underexplored at depth, with a substantial alteration footprint and multiple mineralized centers.
Brixton Metals Corporation (“Brixton”) owns the Hog Heaven Project through its subsidiary Brixton USA, covering an area of 24.32 km2 through the following interests: 2.59 km2 of deeded fee simple land both surface and minerals and 14.06 km2 of fee simple mineral rights held by Brixton USA. The balance, 7.67 km2, is held via lease of three parcels owned by the Chester Company Ltd.

Figure: Hog Heaven plan map showing Ivanhoe Electric drill hole locations, historical mine workings, and historical drilling.

Ivanhoe ELECTRIC

HOG HEAVEN
MONTANA, USA

680000
5312000
5308000
Hog Heaven
MONTANA
Helena
Billings
0 25 50 100
Miles
A
A'
HHD-005
HHD-007
HHD-011
HHD-010
HHD-009
HHD-012
HHD-008
HHD-006
FLATHEAD MINE
HHD-013
OLE HILL
HHD-001
HHD-003
MARGARITE MINE
HHD-002
HHD-004
1 Km
0.5 mile
NAD 1983 UTM Z11N
LEGEND
Project Boundary
Historic Workings
High-Sulfidation Occurrence
Current Drill Collar & Trace
Completed Drill Collar & Trace
Historical Drill Collar

We entered into an earn-in agreement on February 26, 2021 with Brixton as well as a subsidiary of Brixton, pursuant to which we may earn up to a 75% interest in the Hog Heaven Project by making cash payments totaling $4,500,000 and incurring an aggregate of $40,000,000 in exploration expenditures by 2032. We own 1.8% of the outstanding shares of Brixton, which we acquired from Newstar Advantage Ltd., an entity affiliated with Mr. Friedland (“Newstar”) on October 1, 2021 for Cdn$2.0 million. Newstar acquired shares and warrants of Brixton in a private placement for a purchase price of Cdn$2.0 million. Brixton used the funds to purchase a portion of a royalty on the Hog Heaven Project owned by Pan American Silver Corp. on which the Company had an earn-in.
Under our earn-in agreement with Brixton, we have the right to earn a 51% interest in the Hog Heaven Project by making a total of $4,500,000 in cash payments and incurring $15,000,000 in exploration expenditures at stage 1. We may also earn an additional 24% interest (for a total 75% interest) in the Hog Heaven Project by incurring an additional $25,000,000 in exploration expenditures at stage 2. In order to complete stage 1, in addition to incurring $15,000,000 in exploration expenditures, we are required to make $500,000 in cash payments each year for four years, and $1,000,000 in cash payments on or before each of the fifth and sixth anniversaries of the date of the earn-in agreement. As of December 31, 2023, we had incurred $11.0 million in exploration expenditures and made $1,500,000 in cash payments.
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
The ongoing drill program, which began in June 2023, is designed to search for additional silver, gold, and copper-rich high-sulfidation epithermal mineralization, which was the focus of historical mining activities. Our program is also intended to search for porphyry copper mineralization at depth.
Ivanhoe Electric’s current exploration drill program at Hog Heaven, as first reported in our October 2023 news release, has now completed twelve drill holes totaling 10,905 meters and is on-going. Exploration drilling has stepped out to the west and southwest, where mineralization remains open.
In November 2023, we conducted a Typhoon™ geophysical survey covering approximately 10 km2 of land, which was designed to cover the core areas of known prospectivity. We expect to receive our TyphoonTM survey results in March 2024.
Lincoln Project, Utah, USA (the “Lincoln Project”). The Lincoln Project is located in southwest Utah. The closest towns include Milford, Minersville, and Beaver. It is approximately 330 km from Salt Lake City. We operate the Lincoln Project through our wholly-owned subsidiary Lincoln Cave Exploration Inc. (“LCE”). The project area consists of 34 patented claims and 121 unpatented Federal mining lode claims optioned from Grand Central Silver Mines Inc. (“GCSM”). There are another 330 unpatented Federal mining lode claims covering 22.87 km2 and SITLA leases covering 11.86 km2.
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
Leveraging the CGI 3D inversion modeling of our 2022 Typhoon™ 3D-style pole-dipole DCIP survey we completed 6 diamond drill holes totaling 4,020.17 m. Partial assays are still pending as of December 31, 2023, but no significant results are expected.

Carolina Mining, North Carolina, USA (the “Carolina Joint Venture” or “Carolina”). We entered into a binding letter of intent in November 2021 to form a joint venture with the Carolina Mining Company (“CMC”), a private company based in Charlotte, North Carolina. Once the joint venture agreement has been executed, we will have the obligation to spend up to $1,000,000 over two years to acquire private mineral rights and surface access with the rights to drill test a series of electromagnetic (“EM”) conductors defined by CMC’s VTEM survey flown in 2021. Once these funds have been expended, we then will have the right to earn 51% in the joint venture formed with CMC by spending an additional $5,000,000 over a 3-year period and the further right to increase our interest in the joint venture to 85% by spending an additional $20,000,000 over 5 years or by completing a Feasibility Study.
CMC owns mineral rights and surface access to two historic mining sites that operated in the early to late 1800s. These include the Silver Valley mine, a volcanogenic massive sulfide (VMS) deposit discovered in 1880 with limited zinc, lead, silver, and gold production due to the difficulty of Smelting and recovering precious metals from zinc-rich ores and Conrad Hill, a deposit mined in the early 1830s that produced high grade gold (>1 oz/t) from a series of orogenic quartz veins carrying significant copper values.
In 2021, CMC flew a Geotech VTEM survey over a 16 km by 19 km area to explore for additional massive sulfide mineralization in the Ordovician volcanic-sedimentary rocks of the Carolina Slate Belt. This resulted in defining seven EM conductors ranging in strike length from 300 meters to 1300 meters. Inversion modelling by CGI showed two of the EM conductors extend from 200 meters below surface to depths >700 meters and are potentially tens of meters in thickness. Inversion modelling was not possible on the remaining EM conductors due to the proximity to cultural interference by cast iron water pipes and power lines located along most North Carolina County roads.
Starting in late September 2022, a 3-week program of ground Typhoon™ EM was carried out over three of the VTEM anomalies to better define their geometry and depth extent. CGI 3D inversion modeling was completed in January 2023 over one of the EM grids that provided targeting detail for drill testing in 2023. A 1.4 km by 1.4 km 3D IP survey was also conducted over the Conrad Hill Mine property.
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
The Typhoon™ EM survey on the Parks property, just north of the Pinerose property, revealed a significant conductivity anomaly that could be drilled ahead of any potential deal. Two EM targets were identified and drilled based off two different modeling methods: an inversion from CGI and a standard plate model approach. Drilling was carried out from Q2 2023 and consisted of three drill holes which tested the two geophysical interpretations from the Typhoon™ EM survey. The target from the CGI inversion model was drilled first with CMC-001, which failed to reach the target due to poor ground conditions but drilling succeeded on the second attempt with CMC-002. Drill results showed that numerous pyrrhotite laminations, with rare chalcopyrite, were responsible for the conductivity anomaly. CMC-003 targeted the plate model anomaly further west yielding similar results. These drill intercepts highlight the potential for sulfide accumulation in the volcaniclastic sediments of the targeted formation but did not intersect economic mineralization.
Further drilling is planned for Q1 of 2024 to test chargeability features identified at Conrad Hill and Red Hill, as well as conductivity features on the Parks property.
White Hill Project, Nevada, USA (the “White Hill Project”). Our White Hill Project is located in the Gillis Range, Mineral County, Nevada, approximately 32 km east of Hawthorne and 160 km southeast of Reno, Nevada. The project is situated within the Fitting Mining District and comprises 1,030 federal mineral claims covering 86.12 km2 managed by the Bureau of Land Management. The project hosts demonstrated copper-bearing mineralization associated with skarns.
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
Should we earn into 80% of the project, the joint venture will form, and we will then be responsible for the next $30 million of development expenditures to advance the project. After that expenditure, each joint venture partner will contribute pro rata to the joint venture or be subject to standard dilution provisions related to its project interest. In the event that Exiro is to be diluted to less than 10%, it will retain a 10% project interest and we will carry Exiro’s funding obligation through to commercial production. At commercial production, Exiro will become obligated to repay such funded amounts to us within 12 months of commercial production. No royalties are to be granted as part of this agreement. We also have a right of first refusal over Exiro’s interest in the joint venture.
We undertook a Typhoon™ survey in May and June of 2023 covering 28 km2 and completed surface mapping in November 2023. The results of the Typhoon™ are guiding our plans for drilling in 2024. Currently, we anticipate drilling 3-5 diamond drill holes in 2024.
Bitter Creek Project, Arizona, USA (the “Bitter Creek Project”). Our Bitter Creek Project is located in Yavapai County, Arizona, United States, approximately 20 km east of Wickenburg. The project area is accessible via a 40-minute drive from Wickenburg. We operate the Bitter Creek Project through a wholly- owned subsidiary, Bitter Creek Exploration, Inc. The Bitter Creek Project consists of 364 lode mining claims that are valid through to September 1, 2024. The total area of the project is 35.21 km2 comprised of three exploration permits totaling 6.87 km2 and 348 unpatented claims. The Bitter Creek Project has hosted two historic mines and several exploration projects.
We initially commenced field work and staking in late 2019 which carried through into 2020. This field work included prospecting, soil sampling (33 samples), stream sediment sampling (122 samples), rock grabs (110 samples) and heavy mineral sampling (48 samples). In 2021, a contractor flew an airborne electromagnetic and magnetic survey over the entirety of the Bitter Creek Project area. In spring 2022, we conducted a Typhoon™ 3D IP survey, which revealed a large chargeability anomaly. Interpretation and integration with surface mapping and sampling is guiding our plans for an initial drill program in 2024.
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
The Unity Project comprises 458 unpatented claims filed with the BLM. The Unity Project is centered on a Tertiary porphyry system of the same age as the Bingham Canyon Copper-Gold Mine in Utah owned by Rio Tinto as well as our Tintic Project in Utah. A 2% NSR royalty on all minerals encumbers the project. Three-quarters of the royalty (1.5% NSR) can be bought back for $12,000,000 within 12 months of the public announcement of the start of construction of a mine. We retain a right of first refusal for the remaining 0.5% of the NSR. Consultants, Seven Devils Exploration Ltd., will operate the first $5,000,000 in project expenditures with a 7.5% management fee.
We acquired the claims comprising the Unity Project in June 2018 through an agreement for staged payments payable to two vendors totaling $5,000,000 over six years. In June of 2023, the agreement was amended to allow for additional exploration, spreading the payments out an additional 2 years. As of December 31, 2023 we had paid $1,000,000 to the vendors. Option payments of $250,000 on the fifth anniversary, $1,500,000 on the sixth anniversary of the agreement and $2,250,000 on the seventh anniversary are required to complete the acquisition of the claims.
No exploration work had been conducted at the project area since the 1980s until we optioned the property in 2018 and we expanded the claim holdings. In 2018, we flew a helicopter-borne magnetic and radiometric survey over the Unity and Pole Creek claim blocks and the area between them. In 2021, we followed up the geophysical surveys with surface geologic mapping and sampling.
Starting in July 2022 a program of Typhoon™ 3D-style pole-dipole DCIP was carried out over an area approximately 3 km wide and 5 km long. CGI 3D inversion modeling is complete and will be used to guide a drill program in 2024.
Permits for the Unity Project are managed by the US Forest Service (“USFS”) Wallowa-Whitman National Forest unit, and by Oregon Department of Geology and Mineral Industries (“DOGAMI”). The operations plan was submitted to the USFS in 2021, approved in 2022 for an IP Survey, and subsequent drilling on up to seven (7) drill pads, with 2 holes permitted per pad up to 1,500 meters depth each. This plan was then submitted to DOGAMI in 2022 and approved in 2023. Follow up mapping, sampling, and analysis of the IP survey resulted in an amendment adding an additional 7 pads, which was approved by USFS in fall 2023, and is expected to be approved by DOGAMI by May 2024. Total proposed disturbance would be approximately 3.1 acres, with up to 39,900 meters of drilling on 28 holes.

International
Saudi Arabian Joint Venture
We established with Ma’aden a Saudi Arabian exploration Joint Venture through the limited liability company, Saudi JVCo, to unlock the significant mineral potential in Saudi Arabia. The Joint Venture has exclusive access to explore approximately 48,500 km2 of underexplored land on the Arabian Shield that Ma’aden will make available to the Joint Venture.
Map: Location of the Ivanhoe Electric Ma’aden Joint Venture within the country of Saudi Arabia.

SAUDI ARABIA
Ad Dawadimi B (ELA)
Ar Rayan A (ELA)
Riyadh
Medina
Ad Dawadimi A (ELA)
Ar Rayan D (ELA)
Umm Ash Shalahib (EL)
Al Amar Mine
Bir Umq (EL)
Al Amar (EL)
Ar Rayan C (ELA)
Ar Rayan B (ELA)
Jeddah
Mecca
Taif
Wadi Bidah (EL)
Wadi Ad Dawasir A (ELA)
Wadi Ad Dawasir B (ELA)
Asir Mountains
Najran (ELA)
Sharorah
0
200 Km
0
100 Mile
IRAN
EGYPT
SAUDI ARABIA
SUDAN
ETHIOPIA
Map Extent
Ivanhoe ELECTRIC
MAADEN
JV LICENSES
Exploration License (EL)
Exploration License Application (ELA)
Umm Ash Shalahib
Shield Outcrop Outline

The Arabian Shield is considered highly prospective for both VMS and epithermal styles of mineralization. A notable VMS deposit in the Arabian Shield is the Jabal Sayid copper mine operated as a joint venture between Barrick Gold Corporation and Ma’aden that produced 68,492 tonnes of copper in 2022. Ma’aden’s Mahd Ad Dhahab ‘Cradle of Gold’ gold mine is an example of an epithermal deposit on the shield that has been mined since pre-Islamic times.
The Al Amar Belt is considered highly prospective for VMS and epithermal deposit types with historical work identifying zinc, copper, lead, silver and gold mineralization. Twenty-four exploration licenses that make up the Al Amar Belt cover 1,934 km2. Saudi JVCo. commenced exploration activities at the Umm Ash Shalahib exploration license, which largely surrounds Ma’aden’s existing Al Amar gold-copper-zinc mine (which is not part of the Joint Venture). The area comprises steep hills with flat valleys (wadis) providing good access. As of December 31, 2023, over 25 km2 of the 65 km2 Umm Ash Shalahib Exploration License area has been surveyed by Typhoon™ and is expected to be fully completed by the end of March 2024.

Ivory Coast Nickel-Copper Project, Ivory Coast (the “Ivory Coast Project”). The Ivory Coast Project is located approximately 650 road km northwest of Abidjan, Ivory Coast. As of December 31, 2023, our interest in the Ivory Coast Project was held through our 22.7% equity interest in Sama Resources Inc. (“Sama”) and our 30% interest in the Sama Nickel Corporation Inc. (“Sama Nickel”) joint venture described below. We expect to complete our earn-in by Q2 2024 and acquire a 60% interest in the Ivory Coast Project, following such time we will consider alternatives to advance the project.
The Ivory Coast Project consists of three exploration permits owned by Sama Nickel, a subsidiary of Sama, which is the joint venture vehicle in which we are partnering with Sama to advance the Ivory Coast Project, which cover a total of 517 km2, as well as two additional exploration permits held in a joint venture with Société pour le Développement Minier de la Côte d’Ivoire, a parastatal organization established by the Ivory Coast and which together cover 318 km2.
In March 2018, we entered into a binding term sheet for an earn-in and joint venture agreement with Sama which was subsequently formalized in March 2021 (the “Sama Earn-In and JV Agreement”). Pursuant to the terms of the Sama Earn-In and JV Agreement, we have the ability to earn a 30% shareholding interest in the Ivory Coast Project by incurring expenditures of Cdn$15,000,000 over a maximum of six years. By incurring additional expenditures of Cdn$10,000,000 within the same time period, including the financing of a PEA and the acquisition of an exploitation permit on part of the Ivory Coast Project, we will be titled to earn an additional 30% shareholding interest in the Ivory Coast Project, such that our aggregate shareholding interest therein shall be 60%. In August 2021, we reached the initial Cdn$15,000,000 expenditure threshold and as a result we acquired a 30% shareholding interest in Sama Nickel. We anticipate completing the required expenditures to earn an aggregate shareholding interest of 60% by Q2 2024.
In April 2018, pursuant to an investment agreement, Sama granted to us a right to nominate to the Sama board of directors two (2) directors as long as our shareholding interest of Sama remains above 10% but less than 50%, and four (4) directors if our shareholding rises to greater than 50%. As of the date of this Annual Report, Mr. Eric Finlayson and Mr. Quentin Markin are our director representatives on the board of Sama. Other than as shareholders of Sama, we do not have any interest in Sama’s gold projects in Liberia.

An updated Mineral Resource Estimate titled “NI 43-101 Technical Report, Mineral Resource Estimate for the Samapleu and Grata Deposits Project” has an effective date of June 16, 2023, and incorporates drilling carried out at the Samapleu and Grata deposits from 2010 until mid-2022. The Mineral Resources in this Estimate were independently prepared, including estimations and classification, by Todd McCracken of BBA International Inc. (“BBA”).

The Mineral Resource estimate for the Ivory Coast Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Glen Kuntz, P. Geo., our non-independent Qualified Person, reviewed and confirmed that the estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2023.

Map: Location of the Ivory Coast Project within the country Ivory Coast.

Sama mandated BBA to upgrade the 2020 Preliminary Economic Assessment using the 2023 updated Mineral Resources at the Samapleu and Grata deposits for producing a nickel concentrate and a copper concentrate. The revised PEA will include site layouts, including road accesses, permits/claims, bodies of water and historical infrastructure as well as all other baseline studies/investigations regarding geotechnical, geochemistry, environmental, hydrology, hydrogeology and metallurgy items for the project. Cost estimation spreadsheet with local workforce rates, fuel costs and power rates. Recoveries and product type, Smelter Terms, mill throughput rate and ramp-up period. BBA has collaborated with Knight Piesold (tailings design) and Blue Coast Research (metallurgical testing). BBA anticipates completion of the revised PEA in Q1 2024.
Alacran Copper-Gold Project, Colombia (the “Alacran Project”). On July 31, 2017, we (then HPX) entered into an investment agreement with Cordoba. Under that agreement, Cordoba granted us a right to nominate directors to its board of directors based on our pro rata interest in Cordoba. The investment agreement provides for our nominees to the Cordoba board to be reduced to less than a majority of the directors if our ownership interest in Cordoba is diluted to below 50%, with further proportional reductions thereafter. Assuming the board of Cordoba is to be comprised of seven directors and we hold a 50% or greater interest in Cordoba, we are entitled to nominate four, with at least one of such nominees being independent. We own 62.8% of Cordoba as of December 31, 2023.

On December 8, 2022, Cordoba announced a strategic arrangement with JCHX, whereby JCHX, through a wholly owned subsidiary, will purchase a 50% ownership interest in CMH Colombia S.A.S. (“CMH”), a company existing under the laws of Colombia, for aggregate consideration of $100 million. CMH will own 100% of the Alacran Project and will be the joint venture vehicle for Cordoba and JCHX in the strategic project level partnership. For its 50% interest, JCHX will pay the $100 million purchase price in three installments. The transaction closed on May 8, 2023, and $40 million was paid in cash as a first installment. A second installment of $40 million was fully paid in cash by January 4, 2024 following the board of directors of Cordoba approving the Feasibility Study of the Alacran Project, and the filing of the Environmental Impact Assessment (“EIA”) to the relevant Colombian Government authority. A third and final installment of $20 million is payable in cash once the approval of the EIA is obtained, which must be within two years of the transaction’s closing date. Should the EIA not be approved by the second anniversary of the closing date, JCHX will have the option to elect not to complete this final installment, which will result in JCHX being diluted to 40% and Cordoba increasing to a majority 60% shareholding in CMH.
A Joint Venture Shareholders’ Agreement (“JV SHA”) governs the strategic relationship between Cordoba and JCHX, and sets forth the general responsibility and authority of the CMH board of directors, in addition to the entitlements of each shareholder. The JV SHA provides that (1) the CMH board comprises four individuals, of which two directors nominated by Cordoba and the other two directors nominated by JCHX; and for so long as the shareholdings in CMH remain 50%-50%, a Cordoba representative serves as the Chairperson of the CMH board, and possesses a casting vote on all matters subject to a list of reserved matters; (2) Cordoba is appointed as the operator and manager of the Alacran Project pursuant to a management services agreement and is responsible for setting the annual programs and budgets for the CMH board’s approval; (3) JCHX (or its affiliate) has right of first offer to bid on the Engineering, Procurement and Construction and Detailed Design Agreement contracts, provided that Cordoba has the right to open the process out to competitive tender; with JCHX having the right to match any competitive bid; and (4) JCHX (or its affiliate) shall be entitled to up to 100% of the offtake from the production under the current Feasibility Study of the Alacran Project, provided that they are paying fair market value and they are the most competitive offer (including a matching right for other third-party proposals).
The Alacran Project is situated in the municipality of Puerto Libertador, which is approximately 390 km northwest of Bogotá, and 160 km north of Medellín in Colombia, amongst 22 mining concessions owned by the Company, of which, 5 licenses are part of the Alacran Project. The Company conducted several exploration programs between 2012 and 2023, consisting of geological mapping, geochemical sampling, geophysical surveys, and various drilling campaigns, that supported the completion of the 2019 Preliminary Economic Assessment, the 2022 Pre-Feasibility Study, and the current 2023 Feasibility Study, which marks the beginning of the development phase for the Project.

Map: Location of the Alacran Project within the country of Colombia.

-80.48
-78.68
-76.88
-75.08
-73.28
-71.49
-69.69
11.48
9.68
7.88
6.09
N
CARIBBEAN SEA
PANAMA
TOLU PORT
THE ALACRAN
PROJECT
VENEZUELA
MEDELLIN
COLOMBIA
PACIFIC
OCEAN
BOGOTA
0
100
200
Km
cordoba
MINERALS

Initial capital cost is estimated to be approximately $420.4 million for the construction of a conventional truck-shovel open pit mine. The Project is anticipated to hold an after-tax NPV of $360 million with an IRR of 23.8% and a payback period of 3 years. The Project’s mine life is projected to be 14.0 years in addition to the estimated two years of construction and pre-production mining, of which, freshly mined ore will be stockpiled alongside historical tailings. The LOM cash costs for copper, net of by-product, is $1.35/lb with by-product credits at $1.31/lb, and a total LOM cash cost at $2.66/lb (cash costs excludes sustaining capital). The average mining rate for the project is projected to be 39.5 Mt of mined material per year of which ore material will be fed to dual processing plants consisting of a main processing facility for fresh and transition material, and a separate wash gravity plant for saprolite ore and historical tailings;
The Company filed the EIA application with the relevant Colombian Government authority on December 11, 2023 and was issued the official filing number on December 12, 2023.
An updated Mineral Resource and Mineral Reserve Estimate titled “NI 43-101 Technical Report, Feasibility Study, Alacran Project, in Colombia” has an effective date of December 18, 2023. The Mineral Resources and Mineral Reserves in this Estimate were independently prepared, including estimations and classification, by Todd McCracken of BBA.

The Mineral Resource and Mineral Reserve estimate for the Alacran Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Glen Kuntz, P. Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2023. Sarah Bull, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2023.

Pinaya Copper-Gold Project, Peru (the “Pinaya Project”). The Pinaya Project is 100% owned by Ivanhoe Electric as of February 6, 2024 through Ivanhoe Electric’s subsidiary Kaizen. Kaizen filed an NI 43-101 technical report for the Pinaya Project, titled “Pinaya Gold-Copper Project Technical Report” and which was prepared jointly by Brian Cole, P.Geo, and GeoSim Services Inc., with an effective date of April 26, 2016 (“Pinaya Technical Report”), which is available on SEDAR. Scientific and technical information in this section regarding the Pinaya Project is based upon, or in some cases extracted from, the Pinaya Technical Report.

The Mineral Resource estimate for the Pinaya Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2023.

Map: Location of the Pinaya Project within the country of Peru.

Late Eocene - Early Oligocene Porphyry Belt
Late Paleocene - Early Eocene Porphyry Belt
Exploration/development project
Operating mine
City
CUSCO
Cotabambas
Las Bambas
Haquira
Antilla
Los Chancas
Trapiche
Constancia
NAZCA
Tintaya
Coroccohuayco
Antapaccay
Quechua
Mina Justa
Peru
Bolivia
Pinaya
Titicaca Lake
Zafranal
Chucapaca
AREQUIPA
Cerro Verde
Tia Maria
Los Calatos
Cuajone
Toquepala
Quellaveco
Ecuador
Colombia
Brazil
Peru
LIMA
AREQUIPA
N
Pacific
Ocean
Chile
0
100
km

Summary
Our portfolio of mineral exploration projects and equity investments are summarized in the tables below.
Table: United States Mineral Exploration Projects as of December 31, 2023.

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
Santa Cruz	Arizona, USA Surface 25.79 km2	Exploration	100% of surface rights	Mesa Cobre Holding Corp. - a wholly-owned subsidiary (surface rights)	Copper	Fee Simple land, unpatented mining claims; Arizona State exploration permits	Mineral Resource	Not in production
	Mineral 75.66 km2	Exploration	Option to acquire 100% of the mineral title	DRH Energy Inc. (private mineral title); Mesa Cobre Holding Corp. (remaining titles)

Tintic	Utah, USA 81.97 km2	Exploration	Options and lease rights to 100% of the mineral title by acreage	Tintic Copper & Gold, Inc., a wholly-owned subsidiary	Copper Gold	Patented and unpatented mining claims; SITLA leases, and Hardrock Prospecting Permit Applications	n/a	Not in production

Hog Heaven	Montana, USA 24.2 km2	Exploration	1.8% equity ownership of Brixton Metals Corporation Earn-in with Brixton for up to a 75% project interest	Brixton USA Corp. (joint venture company), a subsidiary of Brixton	Copper Silver Gold	Fee simple mineral rights, owned and leased, fee simple surface	n/a	Not in production

Lincoln	Utah, USA 50.14 km2	Exploration	0% current ownership interest; Option to acquire 100% of the mineral title	Lincoln Cave Exploration, Inc. (“LCE”), a wholly-owned subsidiary	Copper Lead Zinc Silver Gold	Patented mining claims, unpatented mining claims and SITLA leases	n/a	Not in production

Carolina	North Carolina, USA 3.37 km2	Exploration	0% current ownership with right to earn up to 85%	Carolina Mining Corp.	Gold Copper	Fee Simple	n/z	Not in production

White Hill	Nevada, USA 86.12 km [2]	Exploration	0% current ownership interest; Option to acquire 80% of the mineral title	Bluebird Copper LLC / Ivanhoe Electric Nevada Holding Inc.	Copper Zinc Silver Gold Molybdenum	Unpatented mining claims	n/a	Not in production

Bitter Creek	Arizona, USA 36.54 km2	Exploration	100% Ownership	Bitter Creek Exploration Inc., a wholly-owned subsidiary	Copper Gold	Unpatented mining claims, Arizona State Mineral Exploration Permits	n/a	Not in production

Unity	Oregon, USA 38.29 km2	Exploration	0% current ownership interest; Option to acquire 100% of the mineral title	CMC, a wholly-owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Desert Mountain	Utah, USA 13.88 km2	Exploration	100% Ownership	Little Sahara Exploration, a wholly-owned subsidiary	Copper Gold	Unpatented mining claims	n/a	Not in production

Grasshopper	Montana, USA 7.19 kmw	Exploration	100% Ownership	IE Montana, a wholly-owned subsidiary Holdings Corp.	Copper	Unpatented mining claims	n/a	Not in production

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
Lyles	Arizona, USA 25.97 km2	Exploration	100% Ownership	Rocksteady Exploration Inc., a wholly-owned subsidiary	Lithium	Unpatented mining claims, Arizona State Mineral Exploration Permits	n/a	Not in production

Hector	California, USA 12.04 km2	Exploration	100% Ownership	Rocksteady Exploration Inc., a wholly-owned subsidiary	Lithium	Unpatented mining claims	n/a	Not in production

Bristol	Nevada, USA 11.37 km2	Exploration	100% Ownership	Ivanhoe Electric Nevada Holdings Inc.	Copper	Unpatented mining claims	n/a	Not in production

Delamar	Nevada, USA 16.64 km2	Exploration	100% Ownership	Ivanhoe Electric Nevada Holdings Inc., a wholly-owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Sol Dos	Arizona, USA 7.11 km2	Exploration	100% Ownership	Sandhill Exploration Inc., a wholly-owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Perseverance	Arizona, USA 116.23 km2	Exploration	Shareholder in Cordoba	MMDEX LLC a joint venture company between Cordoba and Bell Copper Corp.	Copper	Fee simple, Arizona State Mineral Exploration Permits	n/a	Not in production

Table: International Mineral Exploration Projects as of December 31, 2023.

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
Saudi Arabia	Saudi Arabia 48,500 km2	Exploration	50% ownership of Joint Venture with Ma’aden	Saudi JVCo	Base Metals Precious Metals	Exploration license	n/a	Not in production

Alacran	Colombia 104.6 km2	Development	Shareholder in Cordoba	Cordoba	Copper Gold Silver	Construction and Assembly; Exploration licenses	Mineral Resource & Mineral Reserve	Not in production

Ivory Coast Project	Ivory Coast 1,125 km2	Exploration	Option to acquire up to 60% of the Ivory Coast Project; Shareholder in Sama	Société pour le Développement Minier de la Côte d’Ivoire	Nickel Copper Cobalt PGE	Exploration license	Mineral Resource	Not in production

Pinaya[1]	Peru 100.65 km2	Exploration	Shareholder in Kaizen	Canper Exploraciones S.A.C.	Copper Gold	Concession	Mineral Resource	Not in production
1As of February 6, 2024 Ivanhoe Electric acquired all of the remaining outstanding shares of Kaizen.
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

Table: Mineral Project Obligations and Payments 2024 - 2032, as at December 31, 2023 ($ thousands)

Mineral Project	Commitment	2024	2025	2026	2027	2028-2032	2023-2032 Total
Santa Cruz (DRHE)	Discretionary	$10,000	$—	$—	$—	$—	$10,000
Santa Cruz (Wolff Harvard)	Non-discretionary	12,081	12,081	12,081	12,081	—	48,323
Santa Cruz (Other)	Discretionary	300	596	—	—	—	896
Santa Cruz (Total)		22,381	12,677	12,081	12,081	—	59,220
Hog Heaven (Montana)	Discretionary	500	500	1,000	5,008	25,000	32,008
Ivory Coast	Discretionary	437	—	—	—	—	437
White Hill (Nevada)	Discretionary	250	525	700	750	11,358	13,583
Unity (Oregon)	Discretionary	250	1,500	2,250	—	—	4,000
Cave & Lincoln (Utah)	Discretionary	200	250	750	1,500	—	2,700
Carolina Mining (North Carolina)	Discretionary	—	2,353	—	20,000	—	22,353
Total		24,018	17,805	16,781	39,339	36,358	134,301

Mining and Mineral Project Exploration Laws
Mining exploration and resource development operations in Utah and Arizona are governed by both federal and state law, and the Company is required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally.
Arizona

The Santa Cruz Project’s exploration and mining operations will be conducted entirely on private lands, and the planned mining operations will extract private mineral resources. Based on our assessment of federal and state law and regulations, the State of Arizona will be the lead permitting agency. Similar to Utah, the state of Arizona has been granted primacy of most of the major mining and environmental regulations applicable to the Santa Cruz Project, the primary exception being the federal underground injection control program and the local entitlement process. Several federal and state mining and environmental regulations will be applicable to the Santa Cruz Project depending on final design and operational details. These mining and environmental regulations may apply to exploration, reclamation, air, groundwater protection, natural resources, and development plans. We believe that there will be no federal nexus as it relates to permitting. Environmental studies will be conducted to fully assess and provide technical information on environmental conditions in order to support permit applications. Federal mineral claims do underlie one area adjacent to the planned mining area, but those properties are not currently in the mine plan.
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
Underground Injection Control (“UIC”) Permit. A UIC permit is administered by Region 9 of the EPA under the federal Safe Drinking Water Act but the issuance of a Class V UIC permit, which is what the project would require for paste backfill, is “authorized by rule”. “Authorized by rule” means that an injection well may be operated without a permit as long as the owners or operators, submit inventory information to their permitting authority and verify that they are authorized to inject, operate the wells in a way that does not endanger underground sources of drinking water (“USDW”), and properly close their Class V well when it is no longer being used. After reviewing an owner or operator’s inventory information the permitting authority may determine that an individual permit is necessary to prevent USDW contamination. The technical information to support a UIC application is extensive and requires significant data on subsurface geology and hydrology. Detailed design would be needed and much of the data requirements would overlap with the Arizona Aquifer Protection Permit (below).
Dust Control and Air Quality Permits. Emissions of fugitive dust caused by activities that disturb the soil, such as earthmoving, vehicular/equipment traffic on unpaved surfaces, project activities disturbing unpaved services and wind require a dust control permit from the Pinal County Air Quality Control District (“PCAQCD”). Dust caused by vehicles traveling on unpaved roads, construction and wind events create a type of air pollution called particulate matter. Rules and regulations have been adopted to limit the amount of particulate matter produced by certain types of activities. A permit is submitted annually through the online portal to cover the exploration activities. A separate dust control permit will be submitted for the commencement of mining operations.
As the project is anticipated to have the potential to create emissions of regulated air pollutants above a minimum threshold during the mining phase for the processing plants, a final permit from PCAQCD must be obtained before construction begins. The permit application would identify emission sources, emission controls and other relevant information. Development of a dispersion model to estimate impacts to background ambient air quality from project emission may be required. The permitting process includes a 30-day public comment period, and the time needed by PCAQCD to complete the technical review depends on the complexity of the project. We anticipate the permit could be obtained within 12 months of application submittal but will be dependent on the category of permit needed and the agency backlog at the time of submittal.

Aquifer Protection Permit (“APP”). During mine commercial operations, unless specifically exempted or designed, constructed and operated so that there will be no migration of pollutants directly to the aquifer or to the vadose zone, mine facilities such as surface impoundments, waste rock or overburden disposal units, tailings impoundments, and leaching facilities are generally considered to be discharging facilities and must be operated pursuant to either an individual APP or general permit. For facilities during decline development, we believe a Type 2.02 General APP Permit would be required. For full project operations, we anticipate that an Individual (as opposed to General) permit would be required and that a public hearing would be held. Technical information to support an APP application is extensive and requires that facility design be advanced to the point that the potential for impacts to groundwater quality can be adequately assessed. Arizona Administrative Code R18-1-525 limits the time for a complex Individual APP with public hearing to 329 business days. This time could be extended if the application review identifies additional information that is required to be submitted or if agency backlog is high at the time of submittal. We anticipate being able to obtain this information within 24 months of developing the permit application.

AZPDES Industrial Stormwater Mining Multi-Sector General Permit (“MSGP”). A Storm Water Pollution Prevention Plan (“SWPPP”) must be prepared as outlined in the mining sector MSGP prior to receiving permit coverage. The drainage control plan developed as part of the mining and reclamation plan will be used to develop the SWPPP. The SWPPP must be fully developed and permit coverage granted prior to breaking ground at the site. A Notice of Intent to be covered under the mining MSGP will be submitted to the Arizona Department of Environmental Quality through the online portal.

Reclamation Plan Approval. All surface facilities must be reclaimed and a reclamation plan must be developed to describe the methods and the schedule for reclamation. In addition, a reclamation bond, the costs for a third-party to complete the reclamation, must be estimated. The reclamation plan and reclamation cost estimate must be provided to the Arizona State Mine Inspector for approval, a process expected to take 120 days. Financial assurance must also be secured by means of a surety bond, certificate of deposit, cash deposit and corporate guarantee, to ensure that the funds are available to complete reclamation in the event of operator default. The Santa Cruz Project is currently operating under an Exploration Drilling Reclamation Plan that has been approved by the Arizona State Mine Inspector. A Mined Land Reclamation Plan (“MLRP”) for full operations will be completed and submitted for approval prior to construction of the project.
Water Appropriation Permits. We have acquired a substantial land package with associated water rights. Most of these rights authorize water use for irrigation or residential service connections, so administrative filings to convert them to the proposed mining uses have been completed. We are also exploring other potential water rights sources in the area.
City/County Zoning Changes. The Santa Cruz Project would be required to undergo the City of Casa Grande Entitlement Process in order to rezone the area from a “Planned Area of Development” designation to an “Industrial” designation. In accordance with the provisions of the Arizona Revised Statutes, the city council may from time to time change the zoning of parcels within the municipality. These changes in zoning classification are for the purpose of meeting the land use needs of the residents of the city in conformance with the city's general plan. A Major General Plan Amendment Application must be submitted and approved prior to a rezoning petition. A Major Plan Amendment requires a Planning Commission and City Council public hearing process and can be expected to take up to 200 days. The rezoning petition must be submitted after the Major Plan Amendment approval is received and will require preparation of a Major Site Plan. The Major Site Plan and rezoning process both require a public hearing process and can be expected to take up to 250 days for final approval.
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
Utah
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
The following table identifies the major permits and approvals that we will need to obtain prior to the construction and start-up of the mine and any processing facilities. The permits listed are not meant to be all-inclusive and cover only the major permits required for the mine and processing facilities. In addition, various rights-of-way (“ROWs”) across state and federal lands may be needed from SITLA and BLM in order to construct project water and utility service infrastructure, and to upgrade existing roads. The Company has been in contact with SITLA and BLM regarding a number of aspects of the Tintic Project and does not anticipate that obtaining these ROWs presents a material issue.

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
General Multi-Sector Industrial Storm Water Permit. A SWPPP must be prepared as outlined in the general industrial permit prior to receiving permit coverage. The drainage control plan developed as part of the mining and reclamation plan will be used to develop the SWPPP. The SWPPP must be fully developed, and permit coverage granted prior to breaking ground at the Tintic Project site.
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

Mineral Resources and Reserves
Below is a summary table of estimated in situ Mineral Resources as at December 31, 2023, which are presented on a 100% project basis, exclusive of Mineral Reserves.

Company	Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Contained Cu (tonnes)	Contained Ni (tonnes)	Contained Au (oz)	Contained Ag (oz)	Geographic Area	Resource Category
100% Project Basis
Ivanhoe Electric[1]	Santa Cruz	Indicated	226,715,000	1.24	—	—	—	2,807,000	—	—	—	Arizona,U.S.	Copper
		Inferred	148,998,000	1.24	—	—	—	1,847,000	—	—	—
Kaizen Discovery Inc.[2]	Pinaya	Measured	8,204,000	0.326	—	0.600	—	26,737	—	158,000	—	Peru	Copper Gold
		Indicated	33,487,000	0.324	—	0.462	—	108,357	—	497,000	—
		Inferred	40,216,000	0.360	—	0.300	—	144,715	—	388,000	—
Sama Resources Inc.[3]	Samapleu and Grata	Indicated	14,989,000	0.22	0.25	0.04	—	33,067	37,013	18,800	—	Ivory Coast	Nickel Copper
		Inferred	101,886,000	0.23	0.25	0.04	—	238,952	18,065	119,700	—
Cordoba Mineral Corp.[4]	Alacran	Indicated	1,522,000	—	—	0.28	0.88	—	—	13,600	43,100	Colombia	Copper Gold Silver
		Inferred	31,839,000	0.20	—	0.25	1.10	64,001	—	259,000	1,100,900
Total		Measured	8,204,000	—	—	—	—	26,737	—	158,000	—	—	—
		Indicated	276,713,000	—	—	—	—	2,948,424	37,013	529,400	43,100	—	—
		Inferred	322,939,000	—	—	—	—	2,294,668	18,065	766,700	1,100,900	—	—
Below is a summary table of estimated in situ Mineral Reserves as at December 31, 2023, which are presented on a 100% project basis.

Company	Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Contained Cu (tonnes)	Contained Ni (tonnes)	Contained Au (oz)	Contained Ag (oz)	Geographic Area	Resource Category
Cordoba Mineral Corp.[5]	Alacran	Probable	97,950,000	0.41	—	0.23	2.63	402,628	—	738,570	8,289,133	Colombia	Copper Gold Silver
1S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona, dated September 6, 2023 - Santa Cruz Deposit 0.70% TCu cut-off, Texaco Deposit 0.80% TCu cut-off, and East Ridge 0.90% TCu cut-off; $3.70/lb Cu. Underground mineable shape optimization parameters include a long-term copper price of US$3.70/lb, process recovery of 94% and a mining recovery of 100%. Nordmin, our independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above remained accurate as of December 31, 2023.
2Kaizen Discovery Inc. NI 43-101 Technical Report Pinaya Gold-Copper Project, Caylloma and Lampa Provinces, Peru - Copper‐equivalent grade estimate based on $2.84/lb copper and $1,236/oz gold. Mineral Resources are reported at cut‐off grades of 0.25 g/t Au and 0.3% Cu Equivalent and average metallurgical recoveries of 80%. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards and remained accurate as of December 31, 2023. As of February 6, 2024 Ivanhoe Electric acquired all of the outstanding shares of Kaizen.
3Sama Resources Inc. NI 43-101 Technical Report Mineral Resource Estimate for the Samapleu and Grata Deposits Project, effective June 27, 2023 - NSR Cut-off grade $16.34/t milled. Long term metal prices of $3.75/lb Cu, $8.70/lb Ni, and $1,690/oz Au. Metallurgical recoveries varied based on concentration and grade. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2023.
4Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacran Project, in Colombia, Mineral Resource effective December 18, 2023 - NSR cut-off grade varied from $2.08/t to $9.88/t milled based on processing, and G&A costs as well as the recoveries in different unit, long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2023.
5Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacran Project, in Colombia, Mineral Reserve effective October 21, 2021 - Open pit cut-off value varied from $2.07/t to $10.26/t milled based on processing, and G&A costs as well as the recoveries in different units. Long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Sarah Bull, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2023.

Below is a summary table of estimated in situ Mineral Resources as at December 31, 2023, which are presented on an attributable basis, exclusive of Mineral Reserves.

Company	Deposit	Attributable Ownership of Deposit	Category	Attributable Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Attributable Basis
Ivanhoe Electric[1]	Santa Cruz	100.0%	Indicated	226,715,000	1.24	—	—	—	2,807,000	—	—	—	Arizona,U.S.	Copper
			Inferred	148,998,000	1.24	—	—	—	1,847,000	—	—	—
Kaizen Discovery Inc.[2]*	Pinaya	82.5%	Measured	6,768,300	0.326	—	0.600	—	22,058	—	130,350	—	Peru	Copper Gold
			Indicated	27,626,775	0.324	—	0.462	—	89,395	—	410,025	—
			Inferred	33,178,200	0.360	—	0.300	—	119,390	—	320,100	—
Sama Resources Inc.[3]	Samapleu	45.9%	Indicated	6,880,550	0.186	0.238	—	—	15,179	16,991	8,630	—	Ivory Coast	Nickel Copper
			Inferred	46,769,749	0.144	0.224	—	—	109,689	8,293	54,947	—
Cordoba Mineral Corp.[4]	Alacran	31.4%	Indicated	477,908	—	—	0.28	0.88	—	—	4,270	13,533	Colombia	Copper Gold Silver
			Inferred	9,997,446	0.210	—	0.21	0.94	20,096	—	81,326	345,683
Total			Measured	6,783,067	—	—	—	—	22,058	—	130,350	—	—	—
			Indicated	2,617,234	—	—	—	—	2,911,574	16,991	422,925	13,533	—	—
			Inferred	238,943,395	—	—	—	—	2,096,175	8,293	456,737	345,683	—	—
Below is a summary table of estimated in situ Mineral Reserves as at December 31, 2023, which are presented on an attributable basis.

Company	Deposit	Attributable Ownership of Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Cordoba Mineral Corp.[5]	Alacran	31.4%	Probable	30,756,300	0.41	—	0.23	2.63	126,425	—	231,911	2,602,788	Colombia	Copper Gold Silver
1S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona, dated September 6, 2023 - Santa Cruz Deposit 0.70% TCu cut-off, Texaco Deposit 0.80% TCu cut-off, and East Ridge 0.90% TCu cut-off; $3.70/lb Cu. Underground mineable shape optimization parameters include a long-term copper price of US$3.70/lb, process recovery of 94% and a mining recovery of 100%. Nordmin, our independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above remained accurate as of December 31, 2023.
2Kaizen Discovery Inc. NI 43-101 Technical Report Pinaya Gold-Copper Project, Caylloma and Lampa Provinces, Peru - Copper‐equivalent grade estimate based on $2.84/lb copper and $1,236/oz gold. Mineral Resources are reported at cut‐off grades of 0.25 g/t Au and 0.3% Cu Equivalent and average metallurgical recoveries of 80%. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates presented in the table above satisfy S-K 1300 standards and remained accurate as of December 31, 2023. As of February 6, 2024 Ivanhoe Electric acquired all of the outstanding shares of Kaizen.
3Sama Resources Inc. NI 43-101 Technical Report Mineral Resource Estimate for the Samapleu and Grata Deposits Project, effective June 27, 2023 - NSR Cut-off grade $16.34/t milled. Long term metal prices of $3.75/lb Cu, $8.70/lb Ni, and $1,690/oz Au. Metallurgical recoveries varied based on concentration and grade. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2023.
4Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacran Project, in Colombia, Mineral Resource effective December 18, 2023 - NSR cut-off grade varied from $2.08/t to $9.88/t milled based on processing, and G&A costs as well as the recoveries in different unit, long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2023.
5Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacran Project, in Colombia, Mineral Reserve effective October 21, 2021 - Open pit cut-off value varied from $2.07/t to $10.26/t milled based on processing, and G&A costs as well as the recoveries in different units. Long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Sarah Bull, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2023.

Typhoon™

We own, through a wholly-owned subsidiary, patents to a proprietary exploration technology known as Typhoon™. When we reference “our” Typhoon™ technology, we mean the technology that is covered by patents owned by our wholly-owned subsidiary Geo27, Inc. (“Geo27”). We also are the exclusive worldwide licensee of certain technology in the field of geological survey for mineral exploration from I-Pulse Inc. (“I-Pulse”). I-Pulse is the parent of our predecessor company, HPX.
Typhoon™ is the brand name for our proprietary electrical geophysical surveying transmitter, which can detect the presence of sulfide minerals containing copper, nickel, gold and silver, as well as water and oil (although the Company does not hold any rights to water and oil exploration). The technology was developed by I-Pulse to unlock exploration in areas where potential deposits are hidden by cover, where target depths exceed the range of conventional geophysical surveying systems, or where the scale and topography of an exploration target area prevents efficient and cost-effective conventional work. Typhoon™ allows us to potentially discover deposits otherwise thought to be undetectable through conventional survey methods and technology.
We own the issued patents shown below. These patents cover certain aspects of our Typhoon™ technology. The actual protection afforded by these patents varies depending on the scope of coverage of each individual patent as well as the availability of legal remedies in each jurisdiction.

Type	Short title	Country	Grant Date	Grant Number	Expiration Date
Patent	Current signal generator and method of implementing such a generator	France	16/02/2018	FR2980653	22/09/2031
		Australia	05/01/2017	AU2012311429	21/09/2032
		Brazil	19/01/2021	BR112014006276	21/09/2032
		Canada	22/05/2018	CA2849558	21/09/2032
		Indonesia		Pending
		Turkey	21/04/2015	TR201403350B	21/09/2032
		USA	28/02/2017	US9584037	18/09/2033
Patent	Current generator and method for generating current pulses	France	04/04/2014	FR2988933	30/03/2032
		Australia	02/02/2017	AU2013241675	29/03/2033
		Canada	08/09/2020	CA2869170	29/03/2033
		Chile	30/10/2018	CL56649	29/03/2033
		Peru	20/05/2019	PE9489	29/03/2033
		USA	28/06/2016	US9379636	03/06/2033
Patent	Switch and system to inject current	France	28/01/2022	FR3105446	19/12/2039
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

Figure: Schematic of Typhoon™ at work.
We currently have four Typhoon™ units, which allow us to evaluate multiple prospects at any given time. Saudi JVCo has ordered three new Typhoon™ units, one of which was delivered in 2023 and two that are expected to be delivered in the first half of 2024. We have also ordered the construction of a further six additional Typhoon™ machines and anticipate that the first will be delivered to us in the second half of 2024 following delivery of the new units for Saudi JVCo.
The data processing and artificial intelligence software developed by our subsidiary CGI complements our Typhoon™ technology and represents the only software product that can process the full spectrum of geophysical data produced by Typhoon™ efficiently.
Computational Geosciences
CGI is headquartered in Vancouver, British Columbia, Canada. It was founded in 2010 in order to capitalize on advanced software technology developed at the University of British Columbia that was designed to improve mineral exploration. The technology has undergone significant improvements over the years and extended its market reach into an O&G sector as well as water exploration activities. As of December 31, 2023, we owned 94.3% of CGI’s outstanding shares while 5.6% are equally held by CGI’s two co-founders. CGI was co-founded by Livia Mahler B.Sc., MBA, who currently serves as CGI’s Chief Executive Officer, and Dr. Eldad Haber Ph.D., who currently serves as CGI’s Chief Technology Officer, and is a professor at the University of British Columbia.
CGI’s technology consists of sophisticated software codes and artificial intelligence tools (“AI”) that are used to process geophysical data (including that generated by Typhoon™) in order to build accurate 3D subsurface images that indicate the presence of various metals and minerals, as well as water and oil. The AI tools are used to generate prospectivity maps for specific minerals, based on deep learning algorithms analyzing vast amounts of geoscience data.
CGI provides fee-for-service and software licensing agreements to customers in the area of critical minerals, energy and water exploration. CGI’s services apply its geophysical data inversion codes on geophysical data (included that of Typhoon™) collected by third party data acquirers as well as other sources such as public or private libraries, in order to construct and refine 3D subsurface images. These services help CGI’s customers in geophysical survey design through more accurately identifying potential resource targets for exploration while minimizing the operational footprint of those exploration activities. CGI also offers mineral prospectivity mapping services which are based on deep learning AI algorithms to help identify and rank prospective areas for critical minerals. In order to prepare diverse layers for AI algorithms, CGI uses unique tools such as data augmentation for sparse, unstructured data which enhance the results and provide critical knowledge of the subsurface for clients.
CGI applies its services to not only mineral projects but also to the global energy industry and in the search for underground water resources. In the energy sector, CGI has independently developed and collaborated to deploy a real-time 3D inversion service for resistivity logging-while-drilling (“LWD”) data, significantly optimizing well placement and well completion designs to maximize reservoir productivity. CGI is also able to monitor fluid substitution within reservoirs, whether for enhanced oil recovery or carbon capture and storage. CGI has entered into a non-exclusive licensing agreement with a major oilfield service provider for the worldwide license of the LWD code. With respect to the identification of underground water resources, CGI’s technology can also be deployed to predict prospective areas or delineate known water aquifers.

CGI does not patent its software codes. CGI owns codes for magnetics, gravity, DC/IP and electromagnetics.
CGI’s intention is to grow its client base in the mining sector for existing geophysical inversion and AI based services in order to increase its revenue from third party sources. CGI is currently developing two new geophysical modelling products and has identified another solution for the AI-based platform digitization application. CGI is also building large geoscience databases from vast amounts of publicly available data in various countries and regions of the world in order to use these datasets to map minerals, water, geothermal and other targets. CGI competes with geophysical data processors, airborne and ground surveyors, off-shore surveyors, and AI service providers. These include companies such as TechnoImaging, LLC, Geotech Ltd., KoBold Metals and Quantec Geoscience.
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
VRB Energy
VRB’s current commercial platform is the Third Generation Vanadium Redox Energy Storage System (“Gen3 VRB-ESS®”). The Gen3 VRB-ESS is a commercially validated system that presents a superior solution for grid-scale utility storage compared to existing lithium-ion batteries. VRB-ESS® deliver better levelized cost of storage with superior safety characteristics compared to lithium-ion battery systems, and we believe that the Gen3 VRB-ESS platform is presently the largest and most efficient in the market. In 2023 VRB’s 1MW power module and 60kW cell stacks were certified to Underwriters Laboratories (“UL”) UL1973 product safety standards. UL 1973 is recognized as a global standard for commercially available battery energy storage.
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
We believe VRB-ESS® can be charged and discharged over an almost unlimited number of cycles without wearing out, providing the lowest lifecycle cost of energy of any type of battery storage. In addition, VRB’s proprietary electrolyte formula contains no heavy metals and the liquid electrolyte is non-toxic, non-flammable and 100% reusable, making VRB-ESS® superior to lithium-ion batteries for grid scale energy storage.
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

Figure: VRB-ESS® System Overview

Corporate Governance, ESG and Leadership
Longstanding Leadership Commitment to ESG Principles
The leadership team at Ivanhoe Electric has a proven track record of implementing environmental, social and governance (“ESG”) focused policies and strategies pertaining to community engagement, diversity, safety, environmental standards and clean energy. This has been a focus of Robert Friedland from his work in other ventures, including at Ivanhoe Mines.
Ivanhoe Electric is advancing ESG initiatives as it continues to explore the Company’s assets and move into production. As part of its ongoing commitment to good corporate stewardship, in 2023 the Company hired a full-time senior leader to focus on its ESG initiatives. The new role leads cross-functional efforts to coordinate, execute, and communicate the Company’s ESG efforts and to integrate ESG policies, frameworks, goals, and metrics into the Company’s business risk and opportunity strategies.
Additionally, in 2024, the Board of Directors created a Health, Safety and Environmental (HS&E) Committee to oversee the Company’s key health, safety, environmental and social policies and related risks, opportunities and matters affecting the Company’s business. The HS&E and Audit Committees will ensure accurate reporting of ESG matters of the Company.
Environmental, Health, and Safety Matters
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
Human Capital
We are committed to promoting the health, safety and well-being of our workforce and striving to further strengthen our commitment to promoting an inclusive and diverse workplace. We believe our workforce is the foundation of our success. Our Board of Directors oversees our policies and implementation programs that govern our approach to management of our human capital, with the HS&E and Compensation and Nominating Committees having oversight of human capital matters, including those relating to health and safety, executive recruitment, retention and development, pay equity, and inclusion and diversity.
As of December 31, 2023, Ivanhoe Electric and its subsidiaries had 244 full time employees. We consider our relationship with our employees to be strong. None of our employees are represented by a labor union or party to a collective bargaining agreement.
History
2021 Reorganization and Financing
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
Stapled Offering of Equity and Series 1 Convertible Notes
Between August 3, 2021 and November 17, 2021, we and I-Pulse, issued and sold “bundles” of securities comprised of (i) an aggregate of 4,015,990 shares of our common stock at $2.49 per share, (ii) $49,999,200 aggregate principal amount of promissory notes convertible into shares of our common stock (“Convertible Notes”), and (iii) $19,999,680 aggregate principal amount of promissory notes issued by I-Pulse convertible into shares of our common stock held by I-Pulse (“I-

Pulse Convertible PIK Notes”). The securities comprising the bundles were immediately separable. As a result, we raised gross proceeds of $59,999,040. We did not receive any proceeds from the issuance of the I-Pulse Convertible PIK Notes.
Upon the consummation of our initial public offering, the Convertible Notes, including any accrued but unpaid interest, automatically converted into 5,419,923 shares of our common stock at a price per share equal to $9.39 per share of common stock.
Pursuant to the terms of the I-Pulse Convertible PIK Notes, upon the consummation of our initial public offering, the I-Pulse Convertible PIK Notes, including any accrued but unpaid interest, may be exchanged, in whole or in part, at the option of the holder, into shares of our common stock then held by I-Pulse at a price per share equal to $4.6929 per share of common stock, subject in each case to adjustment for any stock split, stock dividend, reverse stock split, or similar transactions. The I-Pulse Convertible PIK Notes are also convertible at the option of the holder at any time prior to maturity into shares of I-Pulse common stock. The I-Pulse Convertible PIK Notes matured on July 31, 2023.
Series 2 Convertible Notes
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
Corporate Information
We were incorporated in the State of Delaware in July 2020. Our principal executive offices are located at 450 E. Rio Salado Parkway, Suite 130, Tempe, Arizona, and our telephone number is (480) 656-5821. Our website address is ivanhoeelectric.com.
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

Item 1A. Risk Factors
The following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information contained in this Annual Report, including our consolidated financial statements and related notes. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”
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
We have a history of negative operating cash flows and net losses. We expect to continue to incur negative operating cash flows and net losses until such time as one or more of our mineral projects or other businesses generates sufficient revenues to fund our continuing operations. For the years ended December 31, 2023 and 2022, we had a net loss of $216.1 million and $160.2 million respectively, and negative cash flows from operating activities of $150.5 million and $115.7 million respectively. Given our history of negative operating cash flows and net losses, and expected future negative operating cash flows from operating activities and net losses, we expect to fund our continuing operations through the issuance of common stock to the public or other investors.
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
We do not own all of the mineral subsurface rights at the Santa Cruz and the Tintic Projects and we do not own all of the surface rights at the Tintic Project.
At our Santa Cruz Project in Arizona and our Tintic Project in Utah, we only own some of the subsurface mineral rights, and at Tintic we only own some of the surface rights. The rights we do not own are held under option agreements or purchase agreements in respect of which title has not yet transferred to us. At the Santa Cruz Project, the majority of subsurface mineral rights are owned by one company. At the Tintic Project, five vendors continue to hold title to the remaining subsurface and surface rights, pending us making all required payments within the time required. If we do not make all the option or purchase agreement payments when due, or fail to pay the total amount to the owners, we will lose our right to acquire the subsurface mineral or surface rights at these projects.

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
We may incur indebtedness from time to time, which may be secured. As of December 31, 2023, our total consolidated liabilities were $110.9 million, which includes a remaining balance of $48.9 million pursuant to the promissory note (the “Santa Cruz Promissory Note”) that we issued as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at our Santa Cruz Project, which is secured by a deed of trust on such assets (the “Deed of Trust”). Our mineral properties are in the exploration stage and we have limited sources of revenue from which to pay indebtedness. If we are unable to pay existing or future indebtedness when due, the holders will have rights against us, and in the case of secured indebtedness, the holders may potentially seize or sell the assets subject to the security interest. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects. In addition, the Deed of Trust requires us to pay the Santa Cruz Promissory Note in full prior to commencing material construction on the Santa Cruz Project, which could materially adversely impact our business and the value of the Santa Cruz Project. See “Business — “Material and Key Mineral Projects — Santa Cruz Project, Arizona, USA”.
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
Artisanal and illegal miners are present at the San Matias Project in Colombia (owned directly by Cordoba) and the Pinaya Project in Peru (owned by our subsidiary Kaizen). As these companies further explore and advance these projects towards production, each must enter into discussions with illegal miners operating at the projects. There is a risk that such illegal miners may oppose Cordoba’s or Kaizen’s proposed operations and this may result in a disruption to the planned development and/or mining and processing operations, all of which may have an adverse effect on our investment in Cordoba and/or Kaizen. In addition, illegal miners have extracted metals from both projects in a manner that does not meet health and safety or environmental standards. Accidents may occur and may range from minor to serious, including death. While each company takes all formal steps to notify the authorities when illegal miners operate in an unsafe manner, illegal miners may advance within close proximity to our contemplated mine sites or trespass on them, which may disrupt exploration and development activities, and may result in increased costs to address the presence of such illegal miners.
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
VRB may not be able to substantially increase its manufacturing output in order to fulfill orders from its customers.
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
Changes in the policies of the Government of the People’s Republic of China (“PRC”) or its laws, or intervention or control by the PRC Government may materially affect VRB and its assets.
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
PRC regulations relating to foreign ownership in the battery manufacturing industry, including the manufacturing of VRB’s products, have been revised periodically over the past decade. In 2018, the Chinese legislature issued the Special Administrative Measures for Access of Foreign Investment (the “Negative List”). Under the new Negative List regime, any industry that is not on the Negative List is free from foreign ownership restrictions. The most updated version of the Negative List (2021 version) contains no foreign ownership restrictions over the manufacturing of power batteries. However, we recognize that PRC may change its foreign ownership regulations to governing battery manufacturers, or may change such regulations in other ways that govern VRB, which could adversely affect our results of operations and financial condition.
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
VRB operates as a wholly-owned foreign enterprise in the PRC with us as its United States-domiciled majority owner and controlling stockholder. The United States and the PRC are the two largest energy storage markets globally. A continued deterioration in the United States-PRC relationship, which may be evidenced by tariff and non-tariff barriers, lack of advancement on trade negotiations, domestic “buy local” policies, lack of business travel and business contact, and potentially sanctions or other barriers to commerce, may negatively affect VRB’s business, business prospects, results of operations and cash flows. The products that VRB produces may face tariff or other barriers to United States markets that negatively impact demand and sales in the United States, may increase the cost of VRB’s products, or may cause VRB’s products to be excluded from United States markets altogether. At the same time, VRB faces resistance to its United States controlling ownership from large Chinese State-owned entities developing energy storage projects in PRC. This limits VRB’s ability to sell its products in the PRC and may lead to a decline in sales in PRC for VRB’s products, any of which would have a negative effect on VRB’s financial condition, results of operations and cash flows.
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
Our information technology systems may be vulnerable to cyber-attack or other disruption, which could place our systems at risk for data loss, operational failure or compromise of confidential information.
We rely on various information technology systems. These systems remain vulnerable to disruption, damage or failure from a variety of sources, including, but not limited to, errors by employees or contractors, computer viruses, cyber-attacks, including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our business, financial condition or results of operations. We may incur material losses relating to cyber-attacks or other information security breaches in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As such threats continue to evolve, we may be required to expend additional resources to modify or enhance any protective measures or to investigate and remediate any security vulnerabilities.
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
Our activities and business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we conduct our business operations.
Our business and exploration activities could be adversely affected by health epidemics or pandemics. For example, the global COVID-19 pandemic has negatively affected the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly affected global supply chains, all of which have and may continue to affect our future exploration activities and business. Federal, state, and local governments have implemented various mitigation measures at various times since the pandemic began, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on non-essential business. Some of these actions may halt, hinder, delay or slowdown our exploration activities or future development of mining operations, or increase our costs to conduct such activities. Disruptions in the financial markets as a result of the worsening of the COVID-19 pandemic could make it more difficult for us to access the capital markets in the future.
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

While our equity ownership in our listed company Cordoba may be significant, we may not be able to exert control or direction over the company or its business.
We have significant equity ownership in Cordoba, a listed company in Canada, of which we own and control more than 50% of the outstanding common shares. However, while such common share ownership gives us the legal right to elect the directors of the company, the directors elected owe duties to all shareholders, including us. Accordingly, such elected directors may determine to take an action that they consider in the best interests of all shareholders, even if it is not the preferred course of action for us. As well, transactions between us and such company are highly regulated by related party transaction rules in Canada, as well as those of the TSX. Accordingly, many transactions that we could undertake with Cordoba may be subject to independent formal valuation requirements and/or minority shareholder approval requirements, at which our votes will be disregarded. Accordingly, transactions that we may consider to be in our best interest and in the best interest of Cordoba may not proceed if they are subject to minority shareholder approval requirements, and minority shareholders do not provide the necessary approvals. If any such transactions are not approved, we may be unable to advance our business interests through Cordoba and/or may not be able to engage in transactions with them which we consider beneficial, any of which could have an adverse material impact on our prospects, business, results of operations and financial condition.
RISKS RELATED TO GOVERNMENT REGULATIONS AND INTERNATIONAL OPERATIONS
We have subsidiaries, mineral projects, investments in mineral projects or exploration activities in the United States, Canada, Australia, Colombia, Peru, Ivory Coast and Saudi Arabia where the governments extensively regulate mineral exploration and mining operations, imposing significant actual and potential costs on us.
The mining industry is subject to increasingly strict regulation by federal, state and local authorities in the jurisdictions in which we have mineral projects, investments in mineral projects or exploration activities, including the United States, Canada, Australia, Colombia, Peru, Ivory Coast and Saudi Arabia. These regulations relate to limitations on land use; mine permitting and licensing requirements; exploration and drilling activities; reclamation and restoration of properties after mining is completed; management of materials generated by mining operations; and storage, treatment and disposal of wastes and hazardous materials, among other things.
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
We have subsidiaries, mineral projects, investments in mineral projects and exploration activities in the United States, Canada, Australia, Colombia, Peru, Ivory Coast, Saudi Arabia and the PRC. Some of these countries are less developed economically and politically than the United States, and have historically been more politically or socially unstable than the United States, including with respect to civil unrest and significant civil strife (including violent insurrections). As such, our activities in these countries are subject to significant risks not necessarily present in the United States and additional risks inherent in exploration and resource extraction by foreign companies. Our exploration and future development and production activities in these countries are therefore subject to heightened risks, many of which are beyond our control. These risks include:
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
Acts of civil disobedience are not uncommon in some of these countries. Mining companies have been targets of actions to restrict their legally-entitled access to mining concessions or property. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs. We may experience disruptions in the future, which could adversely affect our business and our exploration and development activities.
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
Our operations are governed by, and involve interactions with, various levels of government in foreign countries. We are required to comply with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar laws where we have activities. These laws generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The FCPA also requires companies to maintain accurate books and records and internal controls. As we have certain subsidiaries, mineral projects and investments in other countries, including Colombia, Peru, Ivory Coast, Saudi Arabia and the PRC, there is a risk of potential FCPA violations.
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

If a substantial number of our shares of common stock are sold, or it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Most of our outstanding shares of common stock can be sold at any time pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or pursuant to registration statements that we have filed or agreed to file to permit the resale of such shares. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options or other equity awards. Therefore, these shares can be freely sold in the public market. If significant amounts of our shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Ma’aden holds certain top-up rights that could lead to further dilution or adversely affect our stock price.
We have granted Ma’aden the right to purchase additional shares of common stock to maintain its 9.9% stock ownership position in the event of any issuances of common stock by us (the “Ma’aden Top-Up Right”). Ma’aden may exercise this right each time we issue shares (or securities convertible into shares) for cash as part of an equity financing transaction and in certain other circumstances. In the event that Ma’aden does not exercise the Ma’aden Top-Up Right, the ownership threshold for purposes of Ma’aden Top-Up Right will be reduced to its ownership level after giving effect to the dilutive issuance. The Ma’aden Top-Up Right will expire on the earlier of (i) July 6, 2028 (being five years from the date of completion of Ma’aden’s initial investment in us) (the “Initial Period”), but only if within such five-year period Ma’aden has (a) failed on two separate occurrences to exercise in full the Ma’aden Top-Up Right, or (b) Ma’aden has sold, transferred or otherwise disposed of any of shares of our common stock (other than to an affiliate or to the Public Investment Fund of Saudi Arabia (the “PIF”)); (ii) the first day following the Initial Period on which Ma’aden sells, transfers or otherwise disposes of any of our shares of common stock (other than to an affiliate or to the PIF); and (iii) three years after the Initial Period. To the extent the Ma’aden Top-Up Right is exercised, such exercise would cause dilution to our shareholders. Any decision by Ma’aden not to exercise Ma’aden Top-Up Right could adversely affect the price of our common stock.
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Our stock price is volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including: the failure to identify mineral resources or reserves at our properties; the failure to achieve production at any of our mineral properties; the lack of mineral exploration success; the actual or anticipated changes in the price of commodities we are seeking to discover and mine, namely copper, nickel, vanadium, cobalt, platinum group elements, gold and silver; changes in market valuations of similar companies; changes in technology and demand for minerals; the success or failure of competitor mining companies; changes in our capital structure, such as future issuances of securities or the incurrence of debt; sales of common stock by us, our executive officers, directors or principal stockholders, or others; changes in regulatory requirements and the political climate in the United States, and other jurisdictions where we have activities, including Canada, Australia, Colombia, Peru, Ivory Coast, Saudi Arabia and the PRC; litigation involving us, our general industry or both; the recruitment or departure of key personnel; our ability to control our costs; accidents at mining projects, whether owned by us or otherwise; cyber-attacks or cyber-breaches; natural disasters, terrorist attacks, and acts of war, including the large-scale invasion of Ukraine by Russia; general economic, industry and market conditions, such as the impact of the COVID-19 pandemic, on our industry and market conditions, or the occurrence of other epidemics or pandemics; and the other factors described in this “Risk Factors” section.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult.
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
We may incur significant additional costs and expenses, including costs and expenses associated with obligations relating to being a public company, which will require significant resources and management attention and may divert focus from our business operations, particularly after we are no longer eligible to report under smaller reporting company standards.
Our general administrative expenses, such as legal and accounting expenses related to becoming and being a public company, have increased since becoming a public company in June 2022. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, applicable Canadian securities laws and regulations, the listing requirements of the NYSE American and the TSX and other applicable securities rules and regulations. As a public company, we incur significant legal, accounting, insurance, and other expenses, including expenses related to our ESG strategy. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly, particularly after we are no longer eligible to report under smaller reporting company standards.
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
This Annual Report was prepared pursuant to the standards applicable to a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

This Annual Report was prepared pursuant to the standards applicable to a smaller reporting company as defined under the Exchange Act, pursuant to a transitional period approved by the SEC for former smaller reporting companies. In particular, we are permitted to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.
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
As a public company, we are required to implement and maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. There is no guarantee we will maintain effective internal controls in the future.
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

We believe that our common stock currently is regularly traded on an established securities market. However, no assurance can be given in this regard and no assurance can be given that our common stock will remain regularly traded in the future. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of shares of our common stock.
A significant number of the members of our Board of Directors and executive officers and certain of the experts named in this Annual Report are non-U.S. residents, and you may not be able to enforce civil liabilities against these persons.
Although Ivanhoe Electric is incorporated under the DGCL, a significant number of the members of our Board of Directors and executive officers and certain of the experts named in this Annual Report are non-U.S. residents, and certain assets of such persons are located outside the United States. As a result, you may not be able to effect service of process within the United States upon these persons or to enforce, in U.S. courts, against these persons or their assets, judgments of U.S. courts predicated upon any civil liability provisions of the U.S. federal or state securities laws. In addition, you may not be able to enforce certain civil liabilities predicated upon U.S. federal or state securities laws in non-US jurisdictions against us, our directors and executive officers and certain of the experts named in this Annual Report or the assets of such persons.
Item 1B. Unresolved Staff Comments
Not applicable
Item 1C. Cybersecurity
We utilize internal personnel and external cybersecurity consultants to focus on assessing, detecting, identifying, managing, preventing and responding to cybersecurity threats and incidents. The underlying controls of our cybersecurity management process are based on recognized best practices and standards for cybersecurity and information technology, including the framework of Critical Security Controls of the Center of Internet Security. To assess the design and effectiveness of our cybersecurity controls, we engage with external consultants, auditors and other third parties.
We have experienced cybersecurity incidents in the past which have not materially affected us. We may not be successful in preventing or mitigating a cybersecurity incident that could materially affect our results of operations or financial condition. Refer to Item 1A. “Risk Factors” for further information on the risks we face from cybersecurity threats.
Our cybersecurity risk management and processes are led by our Chief Financial Officer, with support of management, internal personnel and external consultants. While management is responsible for the day-to-day management of cybersecurity risks, our Board of Directors, through its Audit Committee, has oversight of the Company’s processes, policies and procedures for assessing, identifying, and managing material risks from cybersecurity threats including the integration and establishment of cybersecurity processes into the Company’s overall risk management system or processes.
Item 2. Properties
See Item 1. Business for information about our mineral properties.

In March 2023, we entered into a five-year lease for office space in Tempe, Arizona, which now serves as our headquarters. Global Mining Management Corp. provides us with office space for our office in Vancouver, Canada, pursuant to a Cost Sharing Agreement. See Note 19 to our Consolidated Financial Statements.
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
Holders of Record
As of February 22, 2024, we had approximately 94 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12.
Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we did not sell any unregistered equity securities except as previously reported on Form 10-Q or Form 8-K. Subsequent to year end, we sold the following unregistered securities:

•On February 6, 2024, we issued 116,413 shares of our common stock pursuant to the Plan or Arrangement (the “Arrangement”) between the Company and Kaizen. We issued the shares without registration in reliance upon Section 3(a)(10) of the Securities Act. Immediately prior to the closing of the Arrangement, the Company beneficially owned 54,428,971 common shares of Kaizen, representing 82.54% of the issued and outstanding common shares on a non-diluted basis. Following the closing of the Arrangement, the Company owns 69,229,659 common shares of Kaizen, representing 100% of the issued and outstanding common shares on a fully diluted basis. Effective February 6, 2024, Kaizen is now a wholly-owned subsidiary of the Company. The Company acquired the common shares of Kaizen in consideration for the issuance of one share of common stock of the Company for every 127 common shares of Kaizen issued and outstanding immediately prior to the closing of the Arrangement.

•On February 21, 2024, we issued 12,765 shares of our common stock at a price of $11.75 per share to Exiro Minerals USA Corp. as partial consideration for the right to earn in on the White Hill Copper Project. The issuance of the above securities was exempt pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.
Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2023.
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
The net proceeds from the IPO to us, after deducting underwriting discounts and commissions and offering expenses of $10.9 million, were $158.2 million. No IPO expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We have exhausted the net proceeds from our IPO with the use as described in the Final Prospectus.

Certain United States Federal Income Tax and Estate Tax Consequences to Non-U.S. Holders
The following is a summary of certain material United States federal income tax and estate tax consequences to a non-U.S. holder (as defined below) relating to the ownership and disposition of our common stock, but does not purport to be a complete analysis of all the potential tax considerations relating thereto. This summary is based upon the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), Treasury regulations promulgated thereunder (“Treasury Regulations”), administrative rulings and judicial decisions, all as in effect on the date hereof. These authorities may be changed, possibly retroactively, so as to result in United States federal income or estate tax consequences different from those set forth below. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive basis. We have not sought any ruling from the IRS with respect to the statements made and the conclusions reached in the following summary, and there can be no assurance that the IRS will agree with such statements and conclusions.
This summary also does not address the tax considerations arising under the laws of any non-U.S., state or local jurisdiction, or under United States federal gift and estate tax laws, except to the limited extent below. This summary also does not address all aspects of U.S. federal income taxation, such as the U.S. alternative minimum income tax and the additional tax on net investment income. Except as provided below, this summary does not address tax reporting requirements. In addition, this discussion does not address tax considerations applicable to a non-U.S. holder’s particular circumstances or to non-U.S. holders that may be subject to special tax rules, including, without limitation:
• banks, insurance companies or other financial institutions;
• persons subject to special tax accounting rules;
• persons subject to the alternative minimum tax;
• tax-exempt organizations, tax-qualified retirement plans, and pension plans;
• controlled foreign corporations, passive foreign investment companies and corporations that accumulate earnings to avoid United States federal income tax and, in each case, shareholders thereof;
• partnerships or other entities treated as pass-through entities for United States federal income tax purposes;
• dealers in securities or currencies;
• traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;
• persons who acquire our common stock pursuant to the exercise of employee stock options or otherwise as compensation for their services;
• persons that own, or are deemed to own, more than five percent (by voting power or value) of our common stock, except to the extent specifically set forth below;
• real estate investment trusts or regulated investment companies;
• certain U.S. expatriates, former citizens or long-term residents of the United States;
• persons who hold our common stock as part of a straddle, hedge, conversion, constructive sale, or other integrated security transaction;
• corporations organized outside the United States, any state thereof, or the District of Columbia that are nonetheless treated as U.S. persons for U.S. federal income tax purposes; or
• persons who do not hold our common stock as a capital asset (within the meaning of Section 1221 of the Code).
In addition, if a partnership, including any entity or arrangement classified as a partnership for United States federal income tax purposes, holds our common stock, the United States federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership, and certain determinations made at the partner level. Accordingly, partnerships that hold our common stock, and partners in such partnerships, should consult their own tax advisors regarding the United States federal income tax consequences to them of the acquisition, ownership, and disposition of our common stock.
Prospective investors are urged to consult their own tax advisors with respect to the application of the United States federal income tax laws to their particular situation, as well as any tax consequences of the purchase, ownership and disposition of our common stock arising under the United States federal estate or gift tax rules or under the laws of any state, local, non-U.S. or other taxing jurisdiction or under any applicable tax treaty.

Non-U.S. Holder Defined
For purposes of this discussion, a non-U.S. holder is a beneficial owner of shares of our common stock that is not, for United States federal income tax purposes:
• an individual citizen or resident of the United States;
• a corporation (or other entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state or political subdivision thereof, or the District of Columbia;
• a partnership (or other entity treated as a partnership for United States federal income tax purposes);
• an estate whose income is subject to United States federal income tax regardless of its source; or
• a trust (x) whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust or (y) which has made an election to be treated as a United States person.

Distributions

We have not paid and we do not anticipate declaring or paying dividends in the foreseeable future to holders of our common stock. However, if we make a distribution of cash or other property (other than certain pro rata distributions of our common stock) in respect of our common stock, the distribution will be treated as a dividend for United States federal income tax purposes to the extent it is paid from our current or accumulated earnings and profits (as determined under United States federal income tax principles). If the amount of a distribution exceeds our current and accumulated earnings and profits, the excess will be treated first as a tax-free return of capital that reduces a non-U.S. holder’s adjusted basis in such holder’s common stock, but not below zero. Any excess will be treated as gain realized on the sale or other disposition of our common stock and will be treated as described under “-   Sale, Exchange or Other Disposition of Our Common Stock,” below.

Subject to the discussion below regarding effectively connected income, backup withholding and FATCA (as defined below), distributions treated as dividends on our common stock held by a non-U.S. holder generally will be subject to United States federal withholding tax at a rate of 30%, or at a lower rate if provided by an applicable income tax treaty and the non-U.S. holder has provided the documentation required to claim benefits under such treaty. Generally, to claim the benefits of an income tax treaty, a non-U.S. holder will be required to provide a properly executed IRS Form W-8BEN, IRS Form W-8BEN-E or other applicable IRS Forms. In the case of any constructive distribution, it is possible that this tax would be withheld from any amount owed to the non-U.S. Holder, including, but not limited to, distributions of cash, common stock or sales proceeds subsequently paid or credited to that holder. If we are unable to determine, at the time of payment of a distribution, whether the distribution will constitute a dividend, we may nonetheless choose to withhold any U.S. federal income tax on the distribution as permitted by Treasury Regulations. If we are a USRPHC (as defined below) and we do not qualify for the Regularly Traded Exception (as defined below), distributions which constitute a return of capital will be subject to withholding tax unless an application for a withholding certificate is filed to reduce or eliminate such withholding.

If a non-U.S. holder holds our common stock in connection with the non-U.S. holder’s conduct of a trade or business within the United States, and dividends paid on our common stock are effectively connected with such non-U.S. holder’s United States trade or business (and, if an applicable tax treaty so provides, are attributable to a permanent establishment or fixed base maintained by the non-U.S. holder in the United States), the dividends will not be subject to the 30% United States federal withholding tax (provided the non-U.S. holder has provided the appropriate documentation, generally an IRS Form W-8ECI, to the withholding agent), but the non-U.S. holder generally will be subject to United States federal income tax in respect of the dividend on a net income basis, and at graduated rates, in substantially the same manner as United States persons. Dividends received by a non-U.S. holder that is a corporation for United States federal income tax purposes and which are effectively connected with the conduct of a United States trade or business may also be subject to a branch profits tax at the rate of 30% (or a lower rate if provided by an applicable tax treaty).

A non-U.S. holder that is eligible for a reduced rate of United States federal withholding tax under an income tax treaty may obtain a refund or credit of any excess amounts withheld by timely filing an appropriate claim for a refund together with the required information with the IRS.

Sale, Exchange or Other Disposition of Our Common Stock

Subject to the discussion below regarding backup withholding and FATCA (as defined below), a non-U.S. holder generally will not be subject to United States federal income or withholding tax on any gain realized on the sale or other disposition of our common stock unless:
• such non-U.S. holder is an individual who is present in the United States for 183 days or more in the taxable year of such sale or disposition, and certain other conditions are met;
• such gain is effectively connected with the conduct by the non-U.S. holder of a trade or business in the United States (and, if an applicable tax treaty so provides, is attributable to a permanent establishment or a fixed base maintained by the non-U.S. holder in the United States); or
• our common stock constitutes a United States real property interest (“USRPI”) by reason of our status as a “United States real property holding corporation” (“USRPHC”) at any time within the shorter of the five-year period preceding the disposition or the non-U.S. holder’s holding period for our common stock.

A non-U.S. holder described in the first bullet point above generally will be subject to tax at a gross rate of 30% on the amount by which such non-U.S. holder’s taxable capital gains allocable to United States sources, including gain from the sale or other disposition of our common stock, exceed capital losses allocable to United States sources, except as otherwise provided in an applicable income tax treaty.

If the gain is described in the second bullet point above, gain realized by the non-U.S. holder generally will be subject to United States federal income tax on a net income basis, and at graduated rates, in substantially the same manner as a United States person (except as provided by an applicable tax treaty). In addition, if such non-U.S. holder is a corporation for United States federal income tax purposes, it may also be subject to a branch profits tax at the rate of 30% (or a lower rate if provided by an applicable tax treaty) on such effectively connected gain, as adjusted for certain items.

With respect to the third bullet point above, because we hold significant real property interests in the United States, we believe we are a USRPHC for United States federal income tax purposes. Because the determination of whether we are a USRPHC depends on the fair market value of our United States real property interests relative to the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business, it is possible we may (or may not) remain a USRPHC in the future. As a USRPHC, if our common stock is “regularly traded” on an “established securities market” (in each case, as defined by applicable Treasury Regulations) (the “Regularly Traded Exception”) during the calendar year in which a non-U.S. holder disposes of our stock, the non-U.S. holder would not be subject to taxation on the gain on the disposition of our common stock under this rule unless the non-U.S. holder has, actually or constructively, owned more than 5% of our outstanding common stock at any time during the shorter of the five-year period ending on the date of the disposition of such common stock or the non-U.S. holder’s holding period for such common stock. We believe that our common stock currently is regularly traded on an established securities market. However, no assurance can be given in this regard and no assurance can be given that our common stock will remain regularly traded in the future. If gain on the sale or other taxable disposition of shares of our common stock by a non-U.S. holder is subject to United States federal income taxation by reason of such stock being treated as a USRPI, such non-U.S. holder generally would be subject to regular United States federal income tax with respect to such gain in the same manner as a taxable U.S. holder and would be required to file a United States federal income tax return for the taxable year in which such gain was recognized. In addition, the purchaser of our shares of common stock from a non-U.S. holder generally would be required to withhold and remit to the IRS fifteen percent (15%) of the purchase price paid to such non-U.S. holder unless, at the time of such sale or other disposition, any class of our stock is regularly traded on an established securities market (as discussed above) or any other exception to such withholding applies.

Federal Estate Tax

Our common stock beneficially owned by an individual who is not a citizen or resident of the United States (as defined for United States federal estate tax purposes) at the time of death generally will be includable in the decedent’s gross estate for United States federal estate tax purposes, unless an applicable estate tax treaty provides otherwise.

Additional Withholding Tax on Payments Made to Foreign Accounts

Withholding taxes may be imposed under Sections 1471 to 1474 of the Code (such sections commonly referred to as the Foreign Account Tax Compliance Act, or “FATCA”) on certain types of payments made to non-U.S. financial institutions and certain other non-U.S. entities. Specifically, a 30% withholding tax may be imposed on dividends paid to a non-U.S. holder on, or subject to the proposed Treasury Regulations discussed below, gross proceeds from the disposition of, our common stock paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (i) the foreign financial institution undertakes certain diligence and reporting obligations, (ii) the non-financial foreign entity either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (iii) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (i) above, it must enter into an agreement with the United States Department of Treasury requiring, among other things, that it undertake to identify accounts held by certain “specified United States persons” or “United States owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on certain payments to non-compliant foreign financial institutions and certain other account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

Under the applicable Treasury Regulations and administrative guidance, withholding under FATCA generally applies to payments of dividends on our common stock, and subject to proposed Treasury Regulations described below, to payments of gross proceeds from the sale or other disposition of such stock. The United States Department of Treasury has released proposed Treasury Regulations (the preamble to which specifies that taxpayers may rely on them pending finalization) which would eliminate FATCA withholding on payments of gross proceeds from the sale or other disposition of our common stock. There can be no assurance that the proposed Treasury Regulations will be finalized in their present form.

Prospective investors should consult their own tax advisors regarding the potential application of withholding under FATCA to an investment in our common stock.

Backup Withholding and Information Reporting

Backup withholding, currently at a rate of 24%, generally will not apply to dividends paid to a non-U.S. holder on, or to the gross proceeds paid to a non-U.S. holder from a disposition of, our common stock, provided that the non-U.S. holder furnishes the required certification for its non-U.S. status, such as by providing a valid IRS Form W-8BEN, IRS Form W-8BEN-E, IRS Form W-8ECI, or certain other requirements are met. Backup withholding may apply if the payor has actual knowledge, or reason to know, that the holder is a United States person who is not an exempt recipient.

We are required to report annually to the IRS the amount of any dividends paid to a non-U.S. holder, regardless of whether we actually withheld any tax. Copies of the information returns reporting such dividends and the amount withheld may also be made available to the tax authorities in the country in which the non-U.S. holder resides under the provisions of an income tax treaty or other agreement between the United States and the tax authorities in such country. In addition, proceeds from the disposition by a non-U.S. holder of our common stock that is transacted within the United States or conducted through certain United States-related brokers generally will not be subject to backup withholding or information reporting if the applicable withholding agent receives the certification described above and does not have actual knowledge or reason to know that such holder is a United States person, or the holder otherwise establishes an exemption. Proceeds of a disposition of our common stock conducted through a non-U.S. office of a non-U.S. broker generally will not be subject to backup withholding or information reporting.

Backup withholding is not an additional tax. The United States federal income tax liability of persons subject to backup withholding will be reduced by the amount of tax withheld. If backup withholding results in an overpayment of taxes, a refund or credit may generally be obtained from the IRS, provided that the required information is timely furnished to the IRS.

The preceding summary is for informational purposes only and is not tax advice. Each prospective investor should consult its own tax advisor regarding the particular United States federal, state and local and non-United States tax consequences of purchasing, holding and disposing of our common stock, including the consequences of any proposed change.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors and elsewhere in this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.”
Business Overview
We are a United States domiciled company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. We use our accurate and powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our 94.3% owned subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process as we seek to discover new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals. Our mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. Through the advancement of our portfolio of electric metals exploration projects, headlined by the Santa Cruz Project in Arizona and the Tintic Project in Utah, as well as other exploration projects in the United States, we intend to support the United States' supply chain independence by finding and delivering critical metals necessary for the electrification of the economy. We also operate a 50/50 joint venture with Saudi Arabian Mining Company Ma’aden ("Ma'aden") to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in Saudi Arabia.
Finally, in addition to our mineral projects, we also own a 90.0% controlling interest in VRB Energy Inc. ("VRB") which is primarily engaged in the design, manufacture, installation, and operation of vanadium redox flow energy storage systems.
At our Santa Cruz Project in Arizona, we are evaluating the potential for a high-grade modern underground copper mining operation. In September 2023, we completed the Initial Assessment & Technical Report Summary for the Santa Cruz Project (the "IA"), which outlines a potential 5.9 million tonnes per year underground mining operation, supported by 105.2 million tonnes of modeled mill feed with an average grade of 1.58% copper from the Santa Cruz and East Ridge Deposits, resulting in an estimated 20-year mine life. We are advancing further studies for an underground copper mining operation with a focus on minimizing the surface footprint of the mine while at the same time incorporating leading technologies to improve efficiencies and costs. We are designing a technologically advanced mine that we expect to result in low carbon dioxide emissions per pound of copper produced and be a leading example of responsibly produced domestic copper. Key considerations that will influence our decision making include, but are not limited to, using clean and renewable energy in our future mining operations, optimizing and minimizing our water utilization, minimizing our environmental footprint, ensuring workforce diversity and hiring from local communities, health, safety and environmental performance, support of local cultural heritage and biodiversity protection.
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
Business Developments in the Year
On May 15, 2023, we signed a Common Stock Subscription Agreement ("the Subscription Agreement") with Ma’aden. On July 6, 2023, we completed the closing of the transactions contemplated by the Subscription Agreement (the

“Ma’aden Transactions”) and entered into an investor rights agreement, a shareholders’ agreement and the other instruments contemplated thereby.
The Ma'aden Transactions included the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in Saudi Arabia, and a strategic investment by Ma'aden in Ivanhoe Electric common stock. On July 6, 2023, we issued to Ma’aden an aggregate of 10,269,604 shares of common stock of our Company, constituting 9.9% of the total outstanding number of shares of common stock immediately following closing of the Ma'aden Transactions, for gross proceeds of approximately $127.1 million, representing an aggregate purchase price of $12.38 per share. Of the $127.1 million total proceeds from the private placement, $66.0 million has been contributed to the joint venture to fund its exploration activities, including the purchase of three new-generation TyphoonTM machines from I-Pulse Inc. The remaining $61.1 million has been retained by Ivanhoe Electric to advance our portfolio of US mineral projects, and for working capital and general corporate purposes.
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

Selected Financial Information
The selected financial information set forth below is presented in accordance with U.S. GAAP and is derived from our audited consolidated financial statements for the years ended December 31, 2023 and 2022. We did not declare or pay any dividends or distributions in any financial reporting period.

(In thousands, except per share amounts)	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$3,903	$8,440
Cost of sales	(2,986)	(3,135)
Gross profit	917	5,305
Expenses:
Exploration expenses	126,719	105,286
General and administrative expenses	48,204	26,971
Research and development expenses	6,120	5,040
Net loss attributable to:
Common stockholders or parent	199,377	149,813
Comprehensive loss attributable to:
Common stockholders or parent	200,261	149,501
Basic and diluted loss per share attributable to common stockholders or parent	$1.95	$1.91
Total assets	487,226	260,486
Total non-current liabilities	71,223	40,606
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
We generate some revenue from our technology businesses CGI and VRB, which are included in the data processing and energy storage systems business segments, respectively.
CGI generates revenue comes from the sale of data processing services to the mining and oil and gas industries. In prior years, CGI has also generated revenue from software licensing.
VRB generates revenue from developing, manufacturing and selling vanadium redox flow energy storage systems.
Exploration Expenses
Exploration expenses include topographical, geological, geochemical and geophysical studies, exploratory drilling, trenching, sampling and activities in relation to identifying a mineral resource and then evaluating the technical feasibility and commercial viability of extracting the mineral resource, as well as value-added taxes in relation to these direct exploration and evaluation costs incurred in foreign jurisdictions where recoverability of those taxes is uncertain. Exploration expenses also include salaries, benefits and non-cash stock-based compensation expenses of the employees performing these activities.
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
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock-based compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses have increased significantly now that we are operating as a public company and have added to our management team. In particular, we incurred increased general and administrative expenses costs in 2023 compared to 2022 for salaries, non-cash stock-based compensation, compliance related costs and directors’ and officers’ insurance expense.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For the year ended December 31, 2023 we recorded a net loss attributable to common stockholders of $199.4 million ($1.95 per share), compared to $149.8 million ($1.91 per share) for the year ended December 31, 2022, which was an increase of $49.6 million. Significant contributors to this increase in the year ended December 31, 2023 included an increase of $21.4 million in exploration expenditures, an increase of $21.2 million in general and administrative expenses, an increase of $32.2 million in share of loss of equity method investees, a decrease of $4.5 million in revenue compared to the year ended December 31, 2022 offset by a decrease of $19.0 million in non-cash loss on revaluation of convertible debt as compared to the year ended December 31, 2022.
Exploration expenses were $126.7 million for the year ended December 31, 2023 an increase of $21.4 million from $105.3 million for the year ended December 31, 2022. Exploration expenses consisted of the following:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Exploration Expenses:
Santa Cruz, USA	$57,203	$61,172
San Matias, Colombia	28,068	18,454
Tintic, USA	13,131	2,282
Hog Heaven, USA	7,812	2,216
Lincoln, USA	3,684	1,312
White Hill, USA	1,451	—
Carolina, USA	1,337	1,307
Pinaya, Peru	958	2,616
Project generation and other	13,075	15,927
Total	$126,719	$105,286
During the year ended December 31, 2023, expenditures largely focused on exploration activities at:
•the Santa Cruz Project where $57.2 million of exploration expenditure was incurred in the year ended December 31, 2023 compared to $61.2 million incurred in the year ended December 31, 2022. Activities during the year ended December 31, 2023, at Santa Cruz were focused on a program of exploration and infill resource, geotechnical, hydrological and metallurgical drilling, advancing technical studies, completing the updated mineral resource estimate released in February 2023 and the finalization of the IA and the National Instrument 43-101 Preliminary Assessment and Technical Report ("PEA") which were released on September 6, and September 11, 2023.
•the San Matias Project where $28.1 million of exploration expenditure was incurred by Cordoba in the year ended December 31, 2023 compared to $18.5 million in the year ended December 31, 2022. Activities during the year ended December 31, 2023, focused on continuing work on the National Instrument 43-101 feasibility study on the Alacran deposit which was completed in December 2023. Activities during the year ended December 31, 2023, included infill geotechnical, metallurgical, hydrological and infill resource drilling, feasibility metallurgical test work, infrastructure, mine, mill and tailings facility design work, investigation of power supply options, environmental studies and market investigations;

•the Tintic Project where $13.1 million of exploration expenditure was incurred in the year ended December 31, 2023 compared to $2.3 million in the year ended December 31, 2022. Activities during the year ended December 31, 2023 at Tintic were focused on completing an initial diamond drill hole and commencing a two drill rig exploration program that is testing new areas of the historic Main Tintic Mining District. Drilling has focused on deep targets guided by geophysical data; and
•the Hog Heaven Project in Montana where $7.8 million of exploration expenditure was incurred in the year ended December 31, 2023 compared to $2.2 million in the year ended December 31, 2022. Activities during the year ended December 31, 2023 at Hog Heaven included a drilling program that commenced in June 2023. The ongoing drill program is designed to search for additional silver, gold, and copper-rich high-sulfidation epithermal mineralization, which was the focus of historical mining activities and is also intended to search for porphyry copper mineralization at depth. During 2023, we completed 12 drill holes, totaling 10,905 meters. In November 2023, we conducted a TyphoonTM geophysical survey covering approximately 10 km2 of land.
General and administrative expenses were $48.2 million for the year ended December 31, 2023, an increase of $21.2 million from $27.0 million in the year ended December 31, 2022. Several items contributed to the increase, including:
•a $15.0 million increase in non-cash stock-based compensation expense from $2.0 million for the year ended December 31, 2022 to $17.0 million for the year ended December 31, 2023 primarily due to Ivanhoe Electric stock option and RSU grants that have occurred from November 2022 onwards.
•a $1.9 million increase in directors and officers insurance expenses from $3.4 million for the year ended December 31, 2022 to $5.3 million for the year ended December 31, 2023 in relation to the director and officers insurance policy that we entered into when we became a public company in June 2022; and
•a $1.9 million increase in salary and wages from $2.0 million for the year ended December 31, 2022 to $4.7 million for the year ended December 31, 2023 due to adding more people to our management and administrative teams following our IPO in June 2022.
During the year ended December 31, 2023, we recorded $36.0 million share of loss of equity method investees which was an increase of $32.2 million from the $3.7 million share of loss of equity method investee recorded for the year ended December 31, 2022. The $36.0 million share of loss of equity method investees is largely attributable to our recognition of a $34.4 million loss from our 50% share of the loss from the Ma'aden joint venture due to the land access rights of $66.0 million being expensed in accordance with our accounting policy for exploration and evaluation costs.
During the year ended December 31, 2022, we recorded a non-cash $19.0 million loss on revaluation of convertible debt which related to the convertible notes that were automatically converted into shares of common stock upon the completion of our initial public offering on June 30, 2022. There was no similar expense in 2023.
Revenue for the year ended December 31, 2023 was $3.9 million, a decrease of $4.5 million from $8.4 million for the year ended December 31, 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022	Percentage change year-over-year
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$1,300	$7,729	(83)%
Cost of sales	(497)	(577)	(14)%
Gross profit	803	7,152	(89)%
VRB: Energy storage systems:
Revenue	$2,603	$711	266%
Cost of sales	(2,489)	(2,558)	(3)%
Gross profit (loss)	114	(1,847)	106%
Total
Revenue	$3,903	$8,440	(54)%
Cost of sales	(2,986)	(3,135)	(5)%
Gross profit	917	5,305	(83)%

CGI’s software licensing and data processing services to the mining and oil and gas industries represented 33% of our revenue for the year ended December 31, 2023 ($1.3 million) and 92% for the year ended December 31, 2022 ($7.7 million). The decrease of $6.4 million in CGI’s revenue from 2023 to 2022 was a direct result of the year ended December 31, 2022 including revenue from a customer who licensed certain software from CGI for a one-time fee of $6.5 million. There were no similar agreements in 2023 and we cannot provide any assurance that CGI will enter into any similar contracts in the future.
CGI’s gross profit for the year ended December 31, 2023 was $0.8 million, a $6.3 million or 89% decrease from $7.2 million for the year ended December 31, 2022. The 2022 licensing of certain software for a one-time fee of $6.5 million had a direct impact on gross profit as the licenses had no underlying carrying value and therefore resulted in a $6.5 million gross profit being recognized for the year ended December 31, 2022.
VRB’s energy storage system revenue represented 67% of our revenue for the year ended December 31, 2023 ($2.6 million) and 8% for the year ended December 31, 2022 ($0.7 million). During the year ended December 31, 2023, VRB delivered, installed and commissioned energy storage systems of 2.18MW/6.25MWh to customers, which resulted in $2.6 million of revenue being recognized.
VRB’s gross profit for the year ended December 31, 2023 was $0.1 million, a $2.0 million or 106% increase from the $1.8 million gross loss for the year ended December 31, 2022. VRB’s gross loss for the year ended December 31, 2022 was largely due to an inventory impairment of $1.9 million being recognized in relation to the termination of a tolling agreement with a producer of ammonium metavanadate.
Research and development expenses for the year ended December 31, 2023 were $6.1 million, an increase of $1.1 million from the same period in 2022. The increase is primarily attributable to incurring $2.9 million of Typhoon related research and development activities for the year ended December 31, 2023 compared to $0.2 million for the year ended December 31, 2022. In 2023, we commenced design and development activities for our next generation of TyphoonTM equipment.
Stock-Based Compensation
During the year ended December 31, 2023, we granted stock options to certain employees of the Company. The fair value of the option grants was determined using the Black-Scholes option-pricing model as follows:

	February 1, 2023 Grant Date	March 1, 2023 Grant Date	July 1, 2023 Grant Date	August 9, 2023 Grant Date	December 1, 2023 Grant Date
Number of options granted	500,000	100,000	100,000	200,000	50,000
Exercise price	$13.23	$15.46	$13.04	$16.03	$11.75
Black-Scholes option-pricing model fair value	$7.22	$8.53	$6.95	$8.46	$5.96
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
At December 31, 2023, and 2022, we had cash and cash equivalents of $205.0 million and $139.7 million, respectively, and a working capital of $176.8 million and $133.6 million, respectively. Of the total cash and cash equivalents at December 31, 2023, and December 31, 2022, $15.0 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.

As at February 26, 2024, we believe that we will have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
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
We may seek additional financing at any time through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.
Cash Balances as of December 31, 2023
The table below discloses the amounts of cash disaggregated by currency denomination as of December 31, 2023 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Chinese Renminbi	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$189,081	$188	$—	$—	$—	$189,269
Singapore	6,609	—	—	—	—	6,609
Canada	2,905	475	—	—	—	3,380
Colombia	—	—	—	3,233	—	3,233
China	—	—	930	—	—	930
Cayman Islands	806	2	—	—	—	807
British Virgin Islands	683	2	—	—	—	685
Other	35	1	—	—	94	130
Total	$200,119	$667	$930	$3,233	$94	$205,043
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
There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the years ended December 31, 2023 and 2022.
Refer to Note 17 of our consolidated financial statements which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
Note Payable
In May 2023, as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at the Santa Cruz Project we issued to the vendor a secured promissory note in the principal amount of $82.6 million. The promissory note included an annual interest rate of prime plus 1% and is to be paid in installments, In November 2023, Ivanhoe Electric repaid $34.3 million, plus accrued interest of the promissory note. Four equal principal payments of $12.1 million remain to be paid on the first, second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest.
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
Bridge Loan — Cordoba.
In November 2023, JCHX advanced a short-term loan of $4 million to Cordoba in connection with the strategic arrangement for the joint development of Cordoba’s Alacran Project. The short-term loan bears simple interest at 12% per annum which is payable on its maturity date, which is the earlier of (i) 12 months after the date of the loan agreement, and (ii) the date the second installment of $40 million becomes payable by JCHX under the $100 million strategic arrangement. If the maturity date occurs as the date of the second installment, the outstanding amount under the Loan may be deducted from the second installment. In early January 2024, the $4 million loan was fully settled.
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash (used in) provided by:
Operating activities	(150,515)	$(115,734)
Investing activities	(150,766)	(48,384)
Financing activities	366,454	254,410
Effect of foreign exchange on cash	210	(482)
Total change in cash	$65,383	$89,810
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
Net cash used in operating activities for the year ended December 31, 2023 was $150.5 million, an increase of $34.8 million from the $115.7 million of net cash used for the year ended December 31, 2022.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the year ended December 31, 2023 of $150.8 million was mainly attributable to $80.5 million related to acquisitions of exploration properties and $68.7 million for purchases of investments subject to significant influence. The $80.5 million of payments for mineral interests included $76.6 million paid to acquire land at the Santa Cruz Project and $3.5 million of option payments at our Tintic Project. The $68.7 million for purchases of investments subject to significant influence primarily consists of our $66.0 million investment in the Ma'aden Joint Venture.
Financing activities.
During the year ended December 31, 2023 there was $366.5 million of net cash provided by financing activities which was primarily from the $319.6 million in net proceeds we raised through issuances our common stock. We raised net proceeds of $123.7 million as a result of the July 2023 private placement with Ma'aden and raised net proceeds of $175.5 million from our September 2023 public offering. In October 2023, we received approximately $20.0 million from Ma’aden exercising their “top-up right” to maintain their 9.9% interest. In addition, we received $3.4 million of proceeds from the exercise of employee stock options during the year ended December 31, 2023. Our subsidiary, Cordoba, raised $39.5 million during the year ended December 31, 2023 in relation to financing its Alacran project through its strategic arrangement with JCHX.

During the year ended December 31, 2022, there was $254.4 million of net cash provided by financing activities representing the $158.1 million of net cash raised upon the closing of our initial public offering on June 30, 2022, and $86.2 million raised from the sale of the Series 2 Convertible Notes. In addition, Cordoba, received a $10.0 million bridge loan from JCHX in connection with the strategic arrangement for the joint development of the Alacran Project.

Material Cash Obligations
As of December 31, 2023, we had the following material known cash obligations in addition to our discretionary mineral project obligations described above:

	Material Cash Obligations (in thousands)
	Total	2024	2025-2026	2027-2028	2029 onwards
Note payable(1)	$48,324	$12,081	$24,162	$12,081	$—
Long-term debt obligations(2)	24,000	—	24,000	—	—
Typhoon purchase obligations	6,010	4,153	1,857	—	—
Loan from related party(3)	4,000	4,000	—	—	—
Total material cash obligations	$82,332	$20,233	$50,018	$12,081	$—
___________
(1)The promissory note was issued as part of the consideration for the acquisition of certain land for the Santa Cruz Project. Four equal principal payments of $12.1 million remain to be paid on the first, second, third and fourth anniversaries of November 2023, plus applicable accrued interest.
(2)The $24.0 million convertible bond issued by VRB that matures in 2026 if not converted to common shares of VRB prior to such date. As of December 31, 2023, the value of the convertible bond including accrued interest was $28.4 million.
(3)JCHX advanced a short-term loan of $4 million to Cordoba in connection with the strategic arrangement for the joint development of Cordoba’s Alacran Project. The loan was fully repaid in January 2024.

Off Balance Sheet Arrangements
As of December 31, 2023, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 19 of our consolidated financial statements for the years ended December 31, 2023 and 2022.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.
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
We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics and general business conditions. A summary of our significant accounting policies are detailed in Note 2 to our consolidated financial statements included in this Annual Report. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment in developing estimates.

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
We granted 950,000 stock options during the year ended December 31, 2023. The table below details the options granted and the Black-Scholes option pricing model assumptions used to compute the fair value of the options:

	February 1, 2023 Grant Date	March 1, 2023 Grant Date	July 1, 2023 Grant Date	August 9, 2023 Grant Date	November 1, 2023 Grant Date
Number of options granted	500,000	100,000	100,000	200,000	50,000
Exercise price	$13.23	$15.46	$13.04	$16.03	$11.75
Black-Scholes option-pricing model fair value	$7.22	$8.53	$6.95	$8.46	$5.96

Black-Scholes option-pricing model assumptions:
Risk-free interest rate	3.7%	4.5%	4.4%	4.4%	4.2%
Dividend yield	nil	nil	nil	nil	nil
Estimated volatility	69.8%	69.5%	66.2%	65.4%	64.7%
Expected option life	4 years	4 years	4 years	4 years	4 years
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of December 31, 2023.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ivanhoe Electric Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ivanhoe Electric Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Ma’aden Joint Venture — Refer to Notes 6 to the financial statements
Critical Audit Matter Description
On July 6, 2023, the Company closed an agreement with Saudi Arabian Mining Company Ma’aden (“Ma’aden”) and entered into an Investor Rights Agreement, a Shareholders’ Agreement, and other instruments contemplated thereby. This included the establishment of a 50/50 exploration joint venture between Ma’aden and the Company to explore prospective land in Saudi Arabia, for which the Company contributed funds and Ma’aden contributed access to land to be used for conducting the exploration activities of the joint venture.
To determine the accounting treatment of the joint venture management was required to make judgments and as such, auditing the accounting treatment required complex analysis and consideration which resulted in an increased extent of audit effort, including the need to involve technical accounting specialists.

How the Critical Audit Matter Was Addressed in the Audit
With the assistance of technical accounting specialists, our audit procedures related to management’s determination of the accounting treatment of the joint venture included the following, among others:
•Evaluated the effectiveness of controls over management’s determination of accounting treatment of the joint venture;
•Assessed the information in the agreements to evaluate that all relevant factors were analyzed;
•Evaluated management’s determination of the accounting treatment of the joint venture by analyzing specific facts and circumstances against relevant accounting guidance.
JCHX Transaction- Refer to Notes 16 to the financial statements
Critical Audit Matter Description
On May 8, 2023, the Company through its subsidiary Cordoba Minerals Corp (“Cordoba”) closed with JCHX Mining Management Co., Ltd (“JCHX") a $100 million strategic arrangement (the “JCHX Transaction”) for the joint-development of the Alacran Project in Colombia. Upon closing, JCHX funded the initial installment towards its 50% ownership interest in CMH Colombia S.A.S. (“CMH”), a company existing under the laws of Colombia, which owns 100% of the Alacran Project and is the joint venture vehicle for Cordoba and JCHX in this strategic project level partnership.
To determine the accounting treatment of the JCHX Transaction, management was required to make judgments and as such, auditing the accounting treatment required complex analysis and consideration which resulted in an increased extent of audit effort, including the need to involve technical accounting specialists.
How the Critical Audit Matter Was Addressed in the Audit
With the assistance of technical accounting specialists, our audit procedures related to management’s determination of the accounting treatment of the JCHX Transaction included the following, among others:
•Evaluated the effectiveness of controls over management’s determination of accounting treatment of the JCHX Transaction;
•Assessed the information in the JCHX Transaction agreements to evaluate that all relevant matters in the agreement have been considered;
•Evaluated management’s determination of the accounting treatment of the JCHX Transaction by analyzing specific facts and circumstances against relevant accounting guidance.

/s/ Deloitte LLP
Chartered Professional Accountants Vancouver, Canada
February 26, 2024

We have served as the Company's auditor since 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ivanhoe Electric Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ivanhoe Electric Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP
Chartered Professional Accountants Vancouver, Canada
February 26, 2024

IVANHOE ELECTRIC INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)
At December 31, 2023 and 2022

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$205,043	$139,660
Accounts and other receivables	3,326	1,497
Inventory	5,013	5,648
Prepaid expenses and deposits	3,104	4,226
	216,486	151,031
Non-current assets:
Investments subject to significant influence	39,130	5,998
Other investments	2,989	2,220
Exploration properties	216,290	86,758
Property, plant and equipment	6,645	3,934
Intangible assets	123	1,249
Other non-current assets	5,563	9,296
Total assets	$487,226	$260,486
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,948	$13,943
Note payable, current	12,672	—
Due to related party	4,000	—
Lease liabilities, current	699	706
Contract liability	2,404	2,783
	39,723	17,432
Non-current liabilities:
Note payable	36,244	—
Convertible debt	28,372	25,918
Deferred income taxes	4,845	3,888
Due to related party	—	10,010
Lease liabilities, net of current portion	1,199	403
Other non-current liabilities	562	388
Total liabilities	110,945	58,039
Commitments and contingencies (Note 24)
Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 120.0 million shares issued and outstanding as of December 31, 2023 (December 31, 2022 - 700,000,000 authorized; 93.0 million issued and outstanding)	12	9
Additional paid-in capital	777,816	409,683
Accumulated deficit	(401,504)	(202,128)
Accumulated other comprehensive income	(2,073)	(1,189)
Equity attributable to the Company	374,251	206,375
Non-controlling interests	2,030	(3,928)
Total equity	376,281	202,447
Total liabilities and equity	$487,226	$260,486

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars, except for share and per share amounts)
Years ended December 31, 2023 and 2022

	2023	2022
Revenue	$3,903	$8,440
Cost of sales	(2,986)	(3,135)
Gross profit	917	5,305
Operating expenses:
Exploration expenses	126,719	105,286
General and administrative expenses	48,204	26,971
Research and development expenses	6,120	5,040
Selling and marketing expenses	276	173
Loss from operations	180,402	132,165
Other expenses (income):
Interest expense, net	2,960	972
Foreign exchange (gain) loss	(1,274)	1,327
Share of losses from significant influence investments	35,952	3,711
Loss on revaluation of investments	963	1,450
Loss on revaluation of convertible debt	—	18,965
Other (income) expenses , net	(2,344)	1,013
Loss before income taxes	216,659	159,603
Income taxes (recovery)	(584)	618
Net loss	216,075	160,221
Less loss attributable to non-controlling interests	(16,698)	(10,408)
Net loss attributable to common stockholders or parent	199,377	149,813
Net loss	216,075	160,221
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,359	(560)
Other comprehensive income	1,359	(560)
Comprehensive loss	$217,434	$159,661
Comprehensive loss attributable to:
Common stockholders or parent	200,261	149,501
Non-controlling interests	17,173	10,160
	$217,434	$159,661
Net loss per share attributable to common stockholders or parent
Basic and diluted	$1.95	$1.91
Weighted-average common shares outstanding
Basic and diluted	102,491,529	78,527,539

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars, except for share amounts)
Years ended December 31, 2023 and 2022

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
	Shares	Amount
Balance at January 1, 2022	63,925,334	6	75,743	(52,314)	(1,502)	5,881	27,814
Net loss	—	—	—	(149,814)	—	(10,407)	(160,221)
Other comprehensive loss	—	—	—	—	313	247	560
Issuance of common stock, net of issuance costs	14,388,000	2	158,048	—	—	—	158,050
Issuance of common stock upon conversion of debt	13,628,958	1	160,139	—	—	—	160,140
Issuance of common stock upon settlement of liability	945,626	—	11,111	—	—	—	11,111
Stock options exercised	72,666	—	181	—	—	—	181
Stock-based compensation	—	—	4,548	—	—	285	4,833
Other changes in non-controlling interests	—	—	(87)	—	—	66	(21)
Balance at December 31, 2022	92,960,584	9	409,683	(202,128)	(1,189)	(3,928)	202,447
Net loss	—	—	—	(199,377)	—	(16,698)	(216,075)
Other comprehensive loss	—	—	—	—	(884)	(475)	(1,359)
Issuance of common stock; public offering and subscription agreement, net of issuance costs	15,143,279	2	195,949	—	—	—	195,951
Issuance of common stock; strategic investment, net of issuance costs	10,269,604	1	123,670	—	—	—	123,671
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	1,379,526	—	3,422	—	—	—	3,422
Settlement of restricted share units	250,000	—	—	—	—	—	—
Settlement of deferred share units	11,990	—	—	—	—	—	—
Stock-based compensation	—	—	20,738	—	—	225	20,963
Non-controlling interests investment in subsidiary	—	—	24,258	—	—	22,896	47,154
Other changes in non-controlling interests	—	—	(54)	—	—	11	(43)
Balance at December 31, 2023	120,025,264	$12	$777,816	$(401,505)	$(2,073)	$2,031	$376,281

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)
Years ended December 31, 2023 and 2022

	2023	2022
Operating activities
Net loss	$(216,075)	$(160,221)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,640	4,211
Stock-based compensation	20,963	4,833
Non-cash exploration expense	2,340	1,273
Non-cash research and development expense	941	—
Loss on de-recognition of mineral interest	—	5,700
Interest expense	3,707	2,071
Unrealized foreign exchange (gain) loss	(1,293)	1,332
Share of losses from significant influence investments	35,952	3,711
Loss on revaluation of investments	963	1,450
Loss on revaluation of convertible debt	—	18,965
Income taxes	(583)	618
Other	(1,330)	2,808
Changes in other operating assets and liabilities:
Trade accounts receivable	(1,829)	(112)
Inventory	542	(2,083)
Operating lease liabilities	(966)	(873)
Accounts payable and accrued liabilities	1,879	2,727
Other operating assets and liabilities	1,634	(2,144)
Net cash used in operating activities	(150,515)	(115,734)
Investing activities
Purchase of exploration properties	(80,507)	(35,905)
Purchase of property, plant and equipment and intangible assets	(1,578)	(8,506)
Purchase of investments subject to significant influence	(68,681)	(3,973)
Net cash used in investing activities	(150,766)	(48,384)
Financing activities
Net proceeds from issuance of common stock	319,622	158,050
Proceeds from related party loan	4,000	10,000
Proceeds from convertible notes	—	86,200
Non-controlling interests investment in subsidiary	39,454	—
Proceeds from exercise of stock options	3,422	181
Other	(44)	(21)
Net cash provided by financing activities	366,454	254,410

Effect of foreign exchange rate changes on cash and cash equivalents	210	(482)
Increase in cash and cash equivalents	65,383	89,810
Cash and cash equivalents, beginning of the year	139,660	49,850
Cash and cash equivalents, end of the year	$205,043	$139,660
Supplemental cash flow information
Cash paid for income taxes	1,203	666
Supplemental disclosure of non-cash investing and financing activities
Note payable issued as consideration for land purchase	$82,590	$—
Non-controlling interests investment in subsidiary	10,546	—
Settlement of loan upon issuance of shares of subsidiary	(10,546)	—
Issuance of common stock upon conversion of debt	$—	$160,140
Issuance of common stock upon settlement of liability	—	11,111

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company holds a 50% interest in a joint venture with Saudi Arabian Mining Company Ma’aden (“Ma’aden”) to explore prospective land in Saudi Arabia.
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at December 31, 2023 (December 31, 2022 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modelling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at December 31, 2023 (December 31, 2022 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 62.8% as at December 31, 2023 (December 31, 2022 — 63.2%).
•Kaizen Discovery Inc. (“Kaizen”) holds the Pinaya copper-gold exploration project in Peru. Ivanhoe Electric had an ownership interest in Kaizen of 82.5% as at December 31, 2023 (December 31, 2022 — 82.7%). On February 6, 2024, Ivanhoe Electric acquired all of the issued and outstanding common shares of Kaizen that were not already beneficially owned by Ivanhoe Electric (Note 25).
Basis of preparation:
These consolidated financial statements have been prepared under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
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

The consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.
References to “$” refer to United States dollars and “Cdn$” to Canadian dollars.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

2. Significant accounting policies:
(a)Basis of measurement:
These consolidated financial statements have been prepared on the historical cost basis except as disclosed in these accounting policies.
(b)Principles of consolidation:
The consolidated financial statements of the Company include the accounts those subsidiaries where it directly or indirectly has more than 50% of the voting rights and/or has control over the subsidiary. For entities controlled through less than a 100% ownership interest, a non-controlling interest is recorded to reflect the non-controlling interest’s share of the net loss and net assets of the entity.
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
The Company’s VIE’s are discussed in Note 15 (Earn-in Options) and Note 17 (Non-controlling Interests).
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
(h)Other investments
Changes in the fair value for equity securities with a readily determinable fair value are reported in the consolidated statement of loss. The Company records equity securities without readily determinable fair values (such as investment in common stock, warrants and options of privately held companies) at cost, less impairment, and makes subsequent adjustments to the carrying values for observable price changes for the identical or a similar investment of the same issuer. Equity securities without readily determinable fair values are written down to their fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying amount.
(i)Derivatives
Derivative instruments and embedded derivatives on the balance sheet are carried at fair value with changes in fair value recorded in earnings unless hedge accounting applies. The Company has not applied hedge accounting to any derivatives.
(j)Mineral interests and exploration expense
Direct costs for the acquisition of mineral exploration rights, including option payments, are capitalized and recorded initially at cost as mineral interests. Exploration and evaluation costs are expensed in the period incurred until such time as it has been determined that a mineral property is commercially feasible, in which case subsequent exploration and evaluation costs incurred to develop a mineral property are capitalized. Commercial feasibility is

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

generally established when a mineral property has proven and probable reserves, permits or rights to extract the resources and reserves have been obtained and financing to develop the property has been approved.
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
Operating Leases

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

accounting and the allocation of the transaction price to each distinct performance obligation may require significant judgment.
For short term contracts with a single deliverable, the Company recognizes revenue at the point in time when it transfers control of a distinct performance obligation to a customer. Control transfers on the agreed upon deliverable being delivered to the customer, the customer accepting the deliverable and when the Company has not retained any significant risk of future obligations with respect to the service being provided.
The Company enters into arrangements for the provision of long-term data processing services. Such services are recognized as a performance obligation satisfied over time. Revenue is recognized for these services based on the stage of completion of the contract using the most appropriate measure of progress towards complete satisfaction of the performance obligations. Payment for these services is in accordance with an agreed billing schedule and therefore either (i) a contract asset is recognized over the period in which the services are performed, representing the Company’s right to consideration for the services performed to date, or (ii) a contract liability is recognized until the corresponding services have been provided.
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
(p)Contingent liabilities:
(i)Warranties:
The Company provides maintenance on energy storage products during the warranty period, typically a fixed number of months agreed upon with the customer. Costs of warranty include the cost of labor, material and related overhead necessary to repair a product during the warranty period. The Company accrues for the estimated cost of the warranty on products shipped upon recognition of the sale of the product. The costs are estimated based on actual historical expenses incurred and on estimated future expenses related to current sales, and are updated each reporting period.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(ii)Asset retirement obligations:
The Company recognizes asset retirement obligations arising from regulatory, contractual or other legal requirements to perform certain property and asset reclamation activities at the end of the respective asset life. Asset retirement obligations are recorded when environmental disturbance occurs, accompanied by a legal obligation to remediate. Asset retirement obligations, or increases therein, are initially measured at fair value and subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows.
(q)Research and development costs:
Expenditure on research and development activities is recognized as an expense in the period in which it is incurred.
(r)Stock-based compensation:
The Company recognizes employee stock-based compensation as an expense in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The fair value of stock options is determined using the Black-Scholes option valuation model using the grant date stock price, dividend yield, estimated amounts for volatility of the Company’s stock, the expected life of the awards and the risk-free interest rate. Compensation expense is recognized over the requisite service period for each separate tranche of the award. Forfeitures are accounted for as they occur.
The fair value of stock-settled restricted stock units (“RSU’s”) and deferred share units (“DSU’s”) is based on the Company’s stock price on the date of grant. Shares of common stock are issued at the vesting date for stock-settled RSU’s and DSU’s. The fair value of stock-settled RSU’s and DSU’s is amortized over the vesting period and recognized as an expense in the consolidated financial statements.
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
(t)Fair value measurements:
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (Note 21):
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible at the measurement date.
•Level 2: Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
(w)Debt and equity issuance costs:
Debt issuance costs directly related to a debt liability, including fees, commissions and legal expenses, are deferred and presented as a direct reduction from the carrying amount of the debt and amortized on an effective interest rate method over the term of the liability. Amortization of debt issuance costs is included in interest expense in the Company’s consolidated statement of loss.
For debt where the Company has elected fair value accounting under ASC 825, debt issuance costs are expensed on recognition in the Company’s consolidated statement of net loss.
Costs directly attributable to the issuance of equity in the Company are netted against the gross proceeds of the equity.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
(ii)Impairment indicators in equity securities:
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
(iv)Fair value of convertible notes:
Certain convertible notes are carried in the statements of financial position at fair value, with changes in fair value reflected in the statement of loss and comprehensive loss. Fair values are estimated by reference to valuation techniques that may include inputs that are not based on observable market data.
(v)Valuation of stock options:
The fair value of stock options granted by the Company is estimated using the Black-Scholes pricing model. Inputs to the model that require management judgment include the options expected life and volatility.
4. Recently adopted accounting standards and recent accounting pronouncements:
Recent accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06 Debt — Debt with Conversion and Other Options (Topic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Topic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update was issued to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with both liability and equity characteristics. The Company is required to adopt ASU 2020-06 on January 1, 2024 and currently does not expect any impact on the consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The update was issued to clarify the guidance in Topic 820,

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The Company intends to adopt ASU 2022-03 on January 1, 2024 and currently does not expect any impact on the consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05 Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The update was issued to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Upon formation, a joint venture will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This update is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update was issued to improve the disclosures about a public entity’s reportable segments by requiring disclosure of incremental segment information on an annual and interim basis. The Company is required to adopt ASU 2023-07 on January 1, 2024 and is currently evaluating the expected impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company is required to adopt ASU 2023-09 on January 1, 2025 and is currently evaluating the expected impact on the consolidated financial statements.
5. Cash and cash equivalents:
Of the total cash and cash equivalents at December 31, 2023 and 2022, $15.0 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries (Note 17).
At December 31, 2023, the Company does not have any cash equivalents in the form of redeemable short-term investments (December 31, 2022 - $2.3 million).
6. Investments subject to significant influence:
The Company’s principal investment subject to significant influence is its investment in Ma'aden Ivanhoe Electric Exploration and Development Limited Company ("Ma'aden Joint Venture"). Others include its investments in Sama Resources Inc. (“Sama”), Sama Nickel Corporation (“SNC”), and Go2Lithium Inc. ("Go2Lithium").
The Company has elected to carry its investments in common shares of the publicly-traded companies subject to significant influence at fair value.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Equity Method			Carried at fair value
	Ma'aden Joint Venture (Note a)	SNC (Note c)	Go2Lithium (Note d)	Sama (Note b)	SRQ	Fjordland	Total
Balance at December 31, 2021	—	657	—	5,719	—	1,325	7,701
Investment	—	3,973	—	—	—	—	3,973
Change in fair value	—	—	—	(920)	—	(980)	(1,900)
Share of loss	—	(3,711)	—	—	—	—	(3,711)
Impairment	—	—	—	—	—	—	—
Foreign currency translation	—	(29)	—	—	—	(36)	(65)
Balance at December 31, 2022	—	890	—	4,799	—	309	5,998
Investment	66,013	2,668	1,310	—	—	—	69,991
Share of income (losses)	(34,407)	(2,665)	1,120	—	—	—	(35,952)
Receipt of shares upon spin-out	—	—	—	—	555	—	555
Change in fair value	—	—	—	(640)	739	—	99
Reclassification to other investments	—	—	—	—	(1,294)	(309)	(1,603)
Foreign currency translation	—	3	39	—	—	—	42
Balance at December 31, 2023	$31,606	$896	$2,469	$4,159	$—	$—	$39,130
(a) Exploration Joint Venture with Ma'aden:
On May 15, 2023, Ivanhoe Electric signed a Common Stock Subscription Agreement (the “Subscription Agreement”) with Ma’aden pursuant to the Heads of Terms entered on January 11, 2023. On July 6, 2023, the Company completed the closing of the Ma’aden Transactions and entered into an Investor Rights Agreement, a Shareholders’ Agreement and other instruments contemplated thereby.
The Ma'aden Transactions included the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore approximately 48,500 km2 of prospective land (“Ma’aden land”) in Saudi Arabia and a $127.1 million strategic investment by Ma'aden in Ivanhoe Electric common stock. Refer to Note 12 for further information with respect to the Ma’aden investment in Ivanhoe Electric common stock.
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2023 the Ma’aden Joint Venture owes the Company $1.3 million for costs that the Company incurred on behalf of the Ma’aden Joint Venture.
(b)Sama:
Sama is a mineral exploration company, listed on the TSX Venture Exchange, focused on exploring nickel — copper projects in Ivory Coast, West Africa. As at December 31, 2023, the Company owned 22.7% (December 31, 2022 — 22.8%) of the issued and outstanding common shares in Sama.
(c)SNC:
The Company has an earn-in agreement with Sama (Note 15), whereby the Company can earn up to a 60% interest in SNC, a subsidiary of Sama that owns the Ivory Coast Project. As at December 31, 2023, the Company owned 30% (December 31, 2022 - 30%) of the issued and outstanding common shares in SNC. The Company accounts for its 30% interest in SNC using the equity method.
(d) Go2Lithium:
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
7. Exploration properties:

	Santa Cruz (Note a)	Tintic (Note b)	San Matias (Note c)	Pinaya (Note d)	Other	Total
Balance at January 1, 2021	35,075	19,588	15,315	2,511	550	73,039
Acquisition costs	11,505	7,550	—	—	350	19,405
De-recognition	(5,700)	—	—	—	—	(5,700)
Foreign currency translation	—	—	—	14	—	14
Balance at December 31, 2022	40,880	27,138	15,315	2,525	900	86,758
Acquisition costs	125,612	3,525	—	—	400	129,537
Foreign currency translation	—	—	—	(5)	—	(5)
Balance at December 31, 2023	$166,492	$30,663	$15,315	$2,520	$1,300	$216,290
(a)The Santa Cruz Project is a copper project near the city of Casa Grande in Arizona, USA.
(i)Land acquisition:
On May 10, 2023, Ivanhoe Electric signed a binding purchase and sale agreement for the acquisition of land at its Santa Cruz Project in Arizona. The acquisition closed on May 23, 2023 and totals 5,975 acres of surface title and associated water rights.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The total purchase price was $116.9 million, of which the Company paid a total of $34.3 million to the seller as of closing. The Company also issued a secured promissory note to the seller in the amount of $82.6 million (Note 10).
The Company reports land and water rights associated with its exploration projects in exploration properties. Directly attributable acquisition costs of $2.2 million were capitalized on acquisition.
(ii)Assignment agreement:
On October 27, 2021, the Company entered into an agreement with Central Arizona Resources Ltd. (“CAR”), a private company, which included the acquisition of the option agreement CAR held over the Santa Cruz mineral title owned by DRH Energy Inc. (“DRHE”).
The total consideration paid to CAR for the assignment of the option and surface access agreements to the Company was as follows:
•$2.5 million paid in October 2021;
•$2.5 million paid in April 2022;
•$15.0 million and issuance of 945,626 shares of common stock of the Company upon completion of the Company’s IPO on June 30, 2022.
(iii)Option agreement:
The option agreement provides the Company with the right, but not the obligation, to acquire 100% of the mineral title of the Santa Cruz Project by paying $27.9 million to DRHE over three years. As at December 31, 2023, $17.9 million in cash payments have been made, $17.4 million of which were capitalized as exploration mineral interests.
The deadline to exercise the option is August 16, 2024, at which time the final $10.0 million payment becomes due. The payments are payable in cash or common stock of the Company at the discretion of DRHE.
(iv)Terminated land purchase:
In September 2022, the Company elected to terminate a transaction to acquire additional land adjacent to the Santa Cruz project and the associated mineral rights. Prior to termination of the agreement the Company had capitalized $5.7 million in non-refundable payments. These payments have been de-recognized and recorded as exploration expenses in the consolidated statement of loss (Note 14).
(b)The Tintic project is a copper-gold-silver project in the Tintic District of Utah, USA. Pursuant to agreements entered into in 2017 and 2018, the Company obtained the right to explore the underlying assets and to acquire or optionally acquire specified mineral rights of the underlying assets by making scheduled payments. Payments under these agreements are capitalized as acquisition costs while costs associated with exploring the properties are expensed as exploration costs.
In 2023, the Company made option payments of $3.5 million, which completed its purchase of 100% of the assets included in the agreements.
(c)The San Matias Project is Cordoba’s project in Colombia, which includes 100% of the Alacran Deposit and satellite deposits at Montiel East, Montiel West and Costa Azul. On May 8, 2023, Cordoba closed a strategic arrangement with JCHX Mining Management Co., Ltd (“JCHX") to advance the Alacran Project in Colombia. Refer to Note 16 for further details regarding the strategic arrangement.
(d)The Pinaya Project is 100% indirectly owned by Kaizen and covers 101 square kilometers of granted title, 28 square kilometers under application and includes 10 kilometers of underexplored strike length in southeastern Peru.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

8. Other non-current assets:

	December 31, 2023	December 31, 2022
Deposit (Note a)	$4,233	$7,128
Related party advances (Note 19)	1,169	1,987
Other	161	181
	$5,563	$9,296
(a) The Company has a deposit relating to a contract to purchase additional Typhoon™ transmitters (Note 19).
9. Accounts payable and accrued liabilities:

	December 31, 2023	December 31, 2022
Trade accounts payable	$12,859	$4,578
Accrued liabilities	3,481	6,666
Due to related parties	1,645	1,564
Other payables	1,963	1,135
	$19,948	$13,943

10. Note payable:

Note payable
Balance at December 31, 2022	$—
Issuance	82,590
Finance expense	4,314
Payment	(37,988)
Balance at December 31, 2023	$48,916

Current portion	12,672
Non-current portion	36,244
Balance at December 31, 2023	$48,916
In connection with the land acquisition described in Note 7, the Company issued a secured promissory note in the amount of $82.6 million. The promissory note includes an annual interest rate of prime plus 1% and is to be paid in installments, as follows:
•$34.3 million, plus accrued interest, paid in November 2023;
•four equal principal payments of $12.1 million on the first, second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

11. Convertible debt:

	Series 1 Convertible Notes (Note a)	Series 2 Convertible Notes (Note a)	VRB Convertible bond (Note b)	Total
Balance at December 31, 2021	$54,975	$—	$23,857	$78,832
Debt issuance	—	86,200	—	86,200
Finance expense	—	—	2,061	2,061
Change in fair value	8,709	10,256	—	18,965
Conversion to common stock	(63,684)	(96,456)	—	(160,140)
Balance at December 31, 2022	—	—	25,918	25,918
Finance expense	—	—	2,454	2,454
Balance at December 31, 2023	$—	$—	$28,372	$28,372
(a)Ivanhoe Electric Convertible Notes:
(i) Series 1 Convertible Notes:
Upon completion of the Company’s IPO on June 30, 2022, the Series 1 Convertible Notes, including accrued interest of $0.9 million, were automatically converted into 5,419,923 shares of common stock of the Company at a conversion price of $9.39 per share (Note 12).
(ii) Series 2 Convertible Notes:
On April 5, 2022, the Company completed a financing in which it issued $86.2 million aggregate principal amount of unsecured convertible promissory notes (“Series 2 Convertible Notes”).
Upon completion of the Company’s IPO on June 30, 2022, the Series 2 Convertible Notes, including accrued interest of $0.6 million, were automatically converted into 8,209,035 shares of common stock of the Company at a conversion price of $10.58 per share being a 10% discount to the gross price per share at which common stock was sold in the IPO (Note 12).
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

12. Equity:
(a)Common stock transactions:
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
(ii) Public offering and subscription agreement:
On September 18, 2023, Ivanhoe Electric completed a public offering and issued 13.6 million shares of common stock at a price of $13.50 per share for gross proceeds of $184.0 million. Directly attributable issuance costs of $8.5 million were incurred in conjunction with the public offering were recorded as a reduction in paid in capital.
On October 23, 2023 Ma’aden signed a subscription agreement, exercising their right to maintain 9.9% ownership in the Company following the public offering. The Company issued 1.5 million shares of common stock to Ma’aden at a price of $13.50 per share for gross proceeds of $20.4 million.
(iii) IPO:
On June 30, 2022, the Company completed an IPO of 14,388,000 shares of common stock which were issued at a price of $11.75 per share for gross proceeds of $169.1 million. Directly attributable issuance costs of $11.0 million incurred in conjunction with the IPO were recorded as a reduction in paid in capital.
(iv) Debt conversions:
On June 30, 2022, $50.9 million of Series 1 Convertible Notes including accrued interest were automatically converted into 5,419,923 shares of common stock of the Company at a conversion price of $9.39 per share.
On June 30, 2022, $86.8 million of Series 2 Convertible Notes were automatically converted to 8,209,035 shares of common stock of the Company at a conversion price of $10.58 per share.
The stock issuance resulting from the Series 1 and Series 2 note conversions was recorded at fair value based on the IPO price of $11.75 per share.
(v) Stock issuance to CAR:
On June 30, 2022, the Company issued 945,626 shares of common stock to CAR (Note 7). The stock issuance was recorded at fair value based on the IPO price of $11.75 per share.
At December 31, 2023, the Company is authorized to issue 700,000,000 shares of common stock, at $0.0001 par value.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(b)Stock-based compensation:
Ivanhoe Electric, Kaizen, Cordoba, VRB and CGI have equity incentive plans and the stock-based compensation charged to operations was incurred by the Company as follows:

	Year ended December 31,
	2023	2022
Ivanhoe Electric	$20,028	$3,407
Kaizen	267	462
Cordoba	469	708
VRB	177	89
CGI	22	167
	$20,963	$4,833
Option exercises at the subsidiary level, should they occur, will impact the Company’s non-controlling interest in the applicable subsidiary, not the Company’s share capital.
Stock-based payment compensation was allocated to operations as follows:

	Year ended December 31,
	2023	2022
Cost of sales	$5	$161
Exploration expenses	3,277	1,643
Research and development expenses	11	—
General and administrative expenses	17,670	3,029
	$20,963	$4,833
The Company adopted a Long Term Incentive Plan (“LTIP”) on June 30, 2022. The LTIP provides for grants of stock options, stock awards, stock unit awards, and deferred stock unit awards. The Company’s employees, including employees who are directors, consultants and non-employee directors are eligible to receive awards under the LTIP. Stock options may not be granted with an exercise price less than the closing price of our common stock on the grant date. As of December 31, 2023, 4,563,142 shares were available for grant under the LTIP and no shares were available under other plans.
(i) Stock options:
Ivanhoe Electric granted stock options to certain officers and employees as follows:

Grant Date	Options granted	Exercise price
February 1, 2023	500,000	$13.23
March 1, 2023	100,000	$15.46
July 1, 2023	100,000	$13.04
August 9, 2023	200,000	$16.03
December 1, 2023	50,000	$11.75
November 21 - 29, 2022	2,760,509	$11.75
The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date.
A summary of stock options outstanding and activity is presented below.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,483,322	$2.49
Granted	2,760,509	$11.75
Exercised	(72,666)	$2.49
Forfeited/expired	(100,001)	$2.49
Outstanding at December 31, 2022	7,071,164	$6.11	4.8	$42,745
Granted	950,000	$13.96
Exercised	(1,379,526)	$2.49
Forfeited/expired	(442,701)	$6.13
Outstanding at December 31, 2023	6,198,937	$8.11	4.5	$20,207

Vested and exercisable at December 31, 2022	2,164,812	$2.49	3.5	$20,912
Vested and exercisable at December 31, 2023	2,766,116	$5.51	3.6	$14,151
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
Information related to stock options granted during the years ended December 31, 2023 and 2022 is presented below.

	2023	2022
Weighted average assumptions used to value stock option awards:
Fair value of common stock	$13.94	$9.98
Expected volatility	68.2%	69.5%
Expected life of options (in years)	4	4
Expected dividend rate	0%	0%
Risk-free interest rate	4.04%	4.24%
Weighted average grant-date fair value (per option)	$7.53	$5.08
At December 31, 2023 the Company had $9.1 million of total unrecognized compensation cost to be recognized in 2024 through 2026 in relation to stock options.
(ii) Stock-settled RSU’s:
On January 1, 2023, Ivanhoe Electric granted 750,000 stock-settled RSUs to an executive of the Company. The RSUs comprise five equal tranches vesting in one-fifth annual increments beginning one year from the grant date. The fair value of the stock-settled RSUs is amortized over the vesting period. The total fair value of the January 1, 2023 RSU grant was $9.1 million.
On November 21, 2022 Ivanhoe Electric granted 750,000 stock-settled RSU’s to an executive of the Company. The RSU’s comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date. The fair value of the stock-settled RSU’s is amortized over the vesting period. The total fair value of the November 21, 2022 RSU grant was $7.5 million.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

A summary of outstanding stock-settled RSU’s as of December 31, 2023 and activity during the year then ended is presented below.

	Number of awards	Weighted-Average Grant Date Fair Value Per Award	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—
Granted	750,000	$9.98
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2022	750,000	$9.98	$9,113
Granted	750,000	$12.15
Vested	(250,000)	$9.98
Forfeited	—	$—
Outstanding at December 31, 2023	1,250,000	$9.98	$12,600
For the year ended December 31, 2023 the Company recognized $8.4 million in stock based compensation expense relating to the vesting of RSU’s.
At December 31, 2023 the Company had $7.6 million of total unrecognized compensation cost to be recognized in 2024 through 2027 in relation to stock-settled RSU’s.
13. Revenue:
The Company recognized revenue from the following sources:

	Year ended December 31,
Revenue type	2023	2022
Software licensing (Note a)	$—	$6,882
Data processing services	1,300	847
Energy storage systems (Note b)	2,603	711
Total	$3,903	$8,440
(a)In January 2022, the Company received a one-time fee of $6.5 million with respect to a software licensing agreement whereby the Company provided software that can be used by the licensee in perpetuity. Upon receipt of payment, the performance obligations were met and the license fee revenue was recognized in accordance with the Company’s accounting policy. Software licensing revenue includes associated services included in the software license agreement. This revenue is included in the data processing segment.
(b)At December 31, 2023, the Company had a contract liability of $2.4 million (2022 — $2.8 million) relating to the sale of energy storage systems.
The Company has a significant customer that accounted for 10% and 82% of total sales for the years ended December 31, 2023 and 2022.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

14. Exploration expense:

	Year ended December 31,
Project	2023	2022
Santa Cruz, USA (Note 7(a))	$57,203	$61,172
San Matias, Colombia (Cordoba) (Note 7(d))	28,068	18,454
Tintic, USA (Note 7(b))	13,131	2,282
Hog Heaven, USA (Note 15)	7,812	2,216
Lincoln, USA	3,684	1,312
White Hill, USA (Note 15)	1,451	—
Carolina, USA (Note 15)	1,337	1,307
Pinaya, Peru (Kaizen) (Note 7(c))	958	2,616
Project Generation and other	13,075	15,927
Total	$126,719	$105,286
Exploration expense at the Santa Cruz Project for the year ended December 31, 2022 includes $5.7 million recorded upon the de-recognition of certain non-refundable payments made under a terminated land purchase agreement at the Santa Cruz Project (Note 7(a)).
15. Earn-in option agreements:
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
The table below shows the net carrying value of the Company’s assets in these entities, being the investment in the equity of the ultimate owner of the project (“Project Sponsor”) and the investment in the equity of the underlying project entity, respectively, as of December 31, 2023, which together represent the Company’s maximum exposure to loss on the underlying project as of December 31, 2023 as a result of the earn-in agreement and associated agreements. The Company has no liabilities on the balance sheet with respect to these entities.
The Company has no minimum commitment to future expenditures in relation to these arrangements and has not issued guarantees on behalf of these entities. The table also presents certain information with respect to the earn-in option (cumulative expenditures to date, expenditures necessary to obtain an initial minority ownership right and expenditures required to achieve the maximum ownership interest available under the agreement). Exploration expenditures made in respect of these earn-in arrangements, which are at the discretion of the Company and therefore exceed contractual obligations, are presented in Note 14. The Company funds exploration expenditures in excess of contractual requirements for the purpose of evaluating and investing in option agreements.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Project	Investment in Project Sponsor		Net Carrying Value of Project Entity	Cumulative Earn-In Expenditures and payments as of December 31, 2023	Ownership percentage of project entity at December 31, 2023		Expenditures Required to Achieve Maximum Ownership Interest	Maximum Potential Ownership
Ivory Coast Project	$4,159	(1)	$—	Cdn $24.4 million	30%		Cdn $25 million	60%
Hog Heaven	$1,885	(2)	$—	$12.0 million	0%	(3)	$44.5 million	75%
Perseverance	$274	(2)	$—	Cdn $6.1 million	25%		Cdn $17.5 million	80%
Carolina	$—		$—	$2.6 million	0%	(4)	$26.0 million	85%
White Hill	$—		$—	$1.4 million	0%	(5)	$15.0 million	80%
_______________
(1)Included in investments subject to significant influence (Note 6).
(2)Included in other investments.
(3)The Company must incur $15.0 million in earn-in expenditures and make payments to the counterparty totalling $4.5 million to earn an initial 51% interest in the Hog Heaven project.
(4)The Company must incur $6.0 million in earn-in expenditures to earn an initial 51% interest in the Carolina project.
(5)The Company must incur $10.0 million in earn-in expenditures and make payments to the counterparty totalling $5.0 million to earn a 80% interest in the White Hill project. The $5.0 million in payments due are $3.6 million in cash and $1.4 million in common stock of the Company.

16. Non-controlling interests investment in subsidiary:
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
For its 50% interest, JCHX will pay the $100 million purchase price in three installments. As of the closing of the transaction, $40 million was paid as a first installment. On January 4, 2024, Cordoba announced receipt of the second installment of $40 million that was payable in cash upon the board of directors of Cordoba approving the Feasibility Study of the Alacran Project and the filing of the Environmental Impact Assessment (“EIA”) to the relevant Colombian Government authority, with $10 million of this amount paid in late December 2023 and the remaining $30 million settled in January 2024. A third and final installment of $20 million is receivable in cash upon the approval of the EIA, which must be within two years of the transaction’s closing date. Should the EIA not be approved by the second anniversary of the closing date, JCHX will have the option to elect not to complete this final installment.
In the event JCHX does not pay the third installment, JCHX’s and Cordoba’s ownership of CMH shares will be adjusted to 40% and 60%, respectively.
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

17. Non-controlling interests:
The Company held a controlling interest in several entities that are not wholly-owned. The associated non-controlling interests and portion of assets and liabilities represented by these subsidiaries are shown below. The assets and liabilities of these entities are not readily accessible by the Company for general corporate purposes as distribution may require the consent of other shareholders.

	Kaizen	VRB	Cordoba	CGI	Total
Balance at January 1, 2022	1,072	(1,123)	6,004	(72)	5,881
Non-controlling interests share of (loss) income	(617)	(1,376)	(8,536)	121	(10,408)
Changes in non-controlling interests arising from changes in ownership interest	—	—	69	—	69
Other changes in non-controlling interests	68	28	437	(3)	530
Balance at December 31, 2022	523	(2,471)	(2,026)	46	(3,928)
Non-controlling interests share of (loss) income	(259)	(1,323)	(15,196)	80	(16,698)
Changes in non-controlling interests arising from changes in ownership interest	—	—	22,896	—	22,896
Other changes in non-controlling interests	52	11	(308)	5	(240)
Balance at December 31, 2023	$316	$(3,783)	$5,366	$131	$2,030
Assets and liabilities belonging to the Company’s principal non-wholly owned subsidiaries as of December 31, 2023 are as follows:

	Kaizen	VRB	Cordoba	CGI	Total
Ownership percentage at December 31, 2023:	82.5%	90.0%	62.8%	94.3%

Total assets	3,875	16,612	20,970	5,460	46,917
Total liabilities	2,067	54,528	10,796	2,981	70,372
Net assets	1,808	(37,915)	10,174	2,478	(23,455)
VRB’s liabilities as at December 31, 2023 include a loan payable to Ivanhoe Electric of $21.5 million.
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
During 2021, VRB raised capital through the issuance of convertible debt (Note 11(b)) resulting in VRB becoming a VIE. Except as disclosed above, the Company has not provided additional subordinated financial support to VRB as at December 31, 2023, although the Company is not precluded from doing so in the future. Ivanhoe Electric does not provide any guarantees or have any commitments to fund VRB. Other creditors of VRB do not have recourse against Ivanhoe Electric. Further information about VRB, including its impact on the Company’s loss from operations, is presented as the Energy Storage segment in Note 23.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

18. Income taxes:
Total income tax provision / (benefit) for the years ended December 31, 2023 and 2022 are allocated as follows:

	Year ended December 31,
	2023	2022
Income from continuing operations	$(584)	$618
Equity, non-controlling interests investment in subsidiary	2,846	—
Total income tax provision / (benefit)	$2,262	$618
Major components of the Company’s income tax provision / (benefit) from continuing operations for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Current:
U.S. Operations	$—	$—
Foreign	(380)	1,393
Total current income tax provision / (benefit)	(380)	1,393
Deferred:
U.S. Operations	—	—
Foreign	(204)	(775)
Total deferred income tax provision / (benefit)	(204)	(775)
Total income tax provision / (benefit)	$(584)	$618
Income (loss) from continuing operations before income taxes for the years ended December 31, 2023 and 2022 consists of the following:

	Year ended December 31,
	2023	2022
U.S. Operations	$(124,083)	$(108,909)
Foreign	(92,576)	(50,694)
Total	$(216,659)	$(159,603)
The annual income tax expense (benefit) attributable to income from continuing operations is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax (loss) income. The reasons for the difference are:

	Year ended December 31,
	2023	2022
U.S. Federal tax rate	21%	21%
Expected income tax expense (benefit) at U.S. Federal tax rate	$(45,498)	$(33,517)
Reconciling items:
Difference between statutory and foreign tax rate	(3,513)	(763)
Permanent differences	6,464	10,403
Change in valuation allowance	42,849	24,905
Other	(886)	(410)
Income tax (recovery) expense	$(584)	$618

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below.

	As at December 31,
	2023	2022
Deferred tax assets:
Exploration mineral interest	41,572	27,840
Net operating losses	59,324	37,730
Equity method investment in joint venture	8,602	—
Foreign capital losses	5,470	4,012
Capital loss carry-forward	1,282	1,282
Other	1,341	319
Total gross deferred tax assets	117,591	71,183
Less: valuation allowance	(117,154)	(71,063)
Net deferred tax assets	437	120
Deferred tax liabilities:
Exploration mineral interest	(4,671)	(3,686)
Other	(611)	(322)
Total gross deferred tax liabilities	(5,282)	(4,008)
Net deferred tax liability	$(4,845)	$(3,888)
The Company evaluated the positive and negative evidence available to determine the amount of valuation allowance required on its deferred tax assets. Due to the early stage of exploration, the Company has recognized a valuation allowance against deferred income tax assets in excess of those supported by the reversal of taxable temporary differences. As of December 31, 2023, a $117.2 million valuation allowance has been provided. The changes in the valuation allowance for the years ended December 31, 2023 and 2022 are as follows:

	As at December 31,
	2023	2022
Balance, beginning of year	$(71,063)	$(45,619)
(Increase) due to foreign currency translation	(5,704)	(614)
(Increase) related to non-utilization of deferred tax assets due to uncertainty of recovery and (increase) related to non-utilization of net operating loss carryforwards	(42,485)	(24,905)
Decrease related to utilization and expiration of deferred tax assets, other	2,098	75
Balance, end of year	$(117,154)	$(71,063)
As of December 31, 2023, the Company has the following net operating loss carryforwards for income tax purposes:

Country	Losses	Expiry
U.S.A.	$173,675	2036 to 2043
Canada	48,179	2029 to 2043
China	31,825	2026 to 2033
Colombia	6,030	2029 to 2034
Peru	123	Indefinite
Singapore	4,222	Indefinite
The Company’s utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2023, no change in control has occurred in the Ivanhoe Electric group.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The Company file’s income tax returns in the U.S. federal jurisdiction, various U.S. state and foreign jurisdictions.
The Company had no unrecognized income tax benefits as of December 31, 2023 or 2022. Due to the net operating loss carryover position coupled with the lack of any unrecognized tax benefits, the Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.
The Company has not recognized a deferred tax liability related to its investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
19. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
The following table summarizes transactions between the Company and certain significant related parties.

	Balance outstanding as at December 31,		Transactions for the year ended December 31,
	2023	2022	2023	2022
Total Expenses
Global Mining (Note a)	224	1,383	13,471	13,372
Ivanhoe Capital Aviation (Note b)	—	83	1,000	1,000
I-Pulse (Note c)	1,395	—	3,107	213
Total	1,619	1,466	17,578	14,585
Advances
Global Mining (Note a)	1,169	1,987	—	—
Ma'aden Joint Venture (Note 6(a))	1,254	—	—	—
Deposit
I-Pulse (Note c)	4,233	7,128	—	—
Loan
JCHX Mining Management Co., Ltd (Note d)	4,000	10,010	—	—

	Transactions for the year ended December 31,
	2023	2022
Expense classification
General and administrative expenses	7,469	6,232
Exploration expenses	8,231	8,353
Research and development expenses	1,878	—
	17,578	14,585
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at December 31, 2023.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.
(c)I-Pulse is a shareholder of the Company. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters to be delivered in stages over approximately three years. The total purchase price for the six Typhoon™ transmitters is $12.4 million, which includes research and development costs of $2.8 million. The agreement also includes maintenance costs of $1.7 million. The Company is recognizing the research and development costs and annual maintenance costs on a straight line basis in the consolidated statement of loss over the applicable term. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered. In December 2023, the Company received the first Typhoon™ transmitter that was deliverable under the agreement.
(d)JCHX held 19.8% of Cordoba’s issued and outstanding common stock as at December 31, 2023 (December 31, 2022 - 19.9%).
In November 2023, $4 million was advanced to Cordoba by JCHX. The loan bears simple interest at 12% per annum and is payable on its maturity date, which is the earlier of twelve months after the date of the loan agreement, and the date the second installment of $40 million becomes payable by JCHX under the strategic arrangement described in Note 16. In January 2024, the $4 million loan was settled in full by applying it towards the second installment as a payment in kind.
In December 2022, JCHX advanced a bridge loan of $10 million to Cordoba. The bridge loan was for an 18-month term and bore interest at 12% per annum during the first 12 months of the term and 14% per annum during the remaining six months. Upon closing the strategic arrangement described in Note 16 all of the principal and interest outstanding on the bridge loan was applied towards that transaction’s first installment as a payment in kind.
20. Net loss per share:
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2023	2022
Net loss attributable to common stockholders or parent	$199,377	$149,813
Weighted-average number of shares outstanding
Basic and diluted	102,491,529	78,527,539
Basic and diluted net loss per share	$1.95	$1.91
For purposes of this calculation, convertible debt, and options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. The amount of antidilutive shares excluded from the calculation as at December 31, 2023 was $7.5 million (December 31, 2022 - $7.9 million).

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

21. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	4,159	—	—	5,108	—	—
Other investments	2,239	750	—	2,220	—	—
Total financial assets	$6,398	$750	$—	$7,328	$—	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
On June 30, 2022 the Ivanhoe Electric Series 1 and Series 2 Convertible Notes were converted into common stock of the Company (Note 11(a)) and the deferred consideration payable was settled (Note 7).
The following table provides a summary of the changes of the Company’s Level 3 assets and liabilities that are not disclosed elsewhere.

Deferred consideration payable
Balance at December 31, 2021	$26,562
Changes in fair value	2,049
Settlement	(28,611)
Balance at December 31, 2022	—
Changes in fair value	—
Settlement	—
Balance at December 31, 2023	$—
22. Financial risk management:
The Company is exposed in varying degrees to credit risk through its use of financial instruments.
The Company’s principal financial assets are cash and cash equivalents and accounts receivable. The Company’s credit risk is primarily attributable to its accounts receivable. The Company’s maximum exposure to credit risk is approximately $3.3 million. The Company regularly reviews its receivables and the economic conditions to determine whether an allowance for expected losses is necessary.
Cash at bank is held with credit worthy financial institutions.
The Company has no significant concentration of credit risk other than its accounts receivable and the Company’s credit risk has not changed significantly during the years ended December 31, 2023 and 2022.
23. Segment reporting:
The Company’s President & Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) of the Company. The CODM evaluates how the Company allocates resources, assesses performance and makes strategic and operational decisions. Based upon such evaluation, the Company has determined that it has three reportable segments. The Company’s reportable segments are critical metals, data processing and energy storage.
Critical metals is focused on mineral project exploration and development with a focus on identifying and developing mineral projects, and ultimately mines, associated with the metals necessary for electrification.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The data processing segment provides data analytics, geophysical modeling and artificial intelligence services for the mineral, oil & gas and water exploration industries. The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.
Segment information for the periods presented is as follows:

	As at and for the year ended December 31, 2023
	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$1,300	$2,603	$3,903
Intersegment revenues	—	100	—	100
Loss from operations	169,467	1,363	9,572	180,402
Depreciation and amortization	1,062	995	583	2,640
Segment assets	465,154	5,460	16,612	487,226
Expenditures for segment assets	81,954	—	131	82,085
Investments subject to significant influence	36,661	2,469	—	39,130

	As at and for the year ended December 31, 2022
	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$7,729	$711	$8,440
Intersegment revenues	—	323	—	323
Loss (income) from operations	124,932	(3,090)	10,323	132,165
Depreciation and amortization	814	2,868	529	4,211
Segment Assets	238,521	5,322	16,643	260,486
Expenditures for segment assets	43,721	6	684	44,411
Investments subject to significant influence	5,998	—	—	5,998
The following tables illustrate the geographic makeup of the Company’s revenues and long-lived assets.

	Year ended December 31,
Revenue	2023	2022
Canada	$1,300	$7,729
China	2,603	711
Total	$3,903	$8,440
Revenues are attributed to countries based on the location in which the sale originated.

	As at December 31,
Long-lived assets	2023	2022
U.S.A	$196,767	$69,655
Colombia	19,456	15,022
Peru	2,555	2,571
China	983	1,545
Other	1,467	191
Total	$221,228	$88,984
Long-lived assets comprise the Company’s exploration mineral interests (excluding a mineral royalty) and property, plant and equipment.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Long-lived assets reconcile to segment assets and the balance sheet as follows:

	As at December 31,
	2023	2022
Total long-lived assets	$221,228	$88,984
Total current assets	216,486	151,031
Mineral royalty	1,707	1,708
Investments subject to significant influence	39,130	5,998
Other investments	2,989	2,220
Intangible assets	123	1,249
Other non-current assets	5,563	9,296
Total assets and segment assets	$487,226	$260,486
24. Commitments and contingencies:
The Company has entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 19).
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
25. Subsequent events:
On February 6, 2024, Ivanhoe Electric acquired all of the issued and outstanding common shares of Kaizen not already beneficially owned by Ivanhoe Electric pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).
Immediately prior to the closing of the Arrangement, Ivanhoe Electric beneficially owned 54,428,971 common shares of Kaizen, representing 82.54% of the issued and outstanding common shares on a non-diluted basis. Following the closing of the Arrangement, Ivanhoe Electric beneficially owns 69,229,659 Common Shares, representing 100% of the issued and outstanding common shares on a fully diluted basis.

Ivanhoe Electric acquired the common shares in consideration for the issuance of one share of common stock of Ivanhoe Electric for every 127 Common Shares issued and outstanding immediately prior to the closing of the Arrangement. A total of 116,413 shares of Ivanhoe Electric were issued. Kaizen was delisted from the TSX Venture Exchange on February 7, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on an evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer, it was concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective:
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
Management’s Annual Report on Internal Control over Financial Reporting
Management of Ivanhoe Electric is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Ivanhoe Electric's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, in accordance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the management’s assessment, Ivanhoe Electric's internal control over financial reporting was effective as of December 31, 2023.
Deloitte LLP, an Independent Registered Public Accounting Firm, has audited the Company’s internal control over financial reporting as of December 31, 2023, and as stated in the Report of Independent Registered Public Accounting Firm, they have expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
Inherent Limitations over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
(a)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(b)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(c)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
103

Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting, as presented in Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

During the quarterly period ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
104

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our directors and executive officers as of February 22, 2024.

Name	Age	Position
Robert Friedland	73	Executive Chairman of the Board of Directors
Taylor Melvin	54	Chief Executive Officer, President and Director
Russell Ball	55	Director
Hirofumi Katase	64	Director
Priya Patil	61	Director
Patrick Loftus-Hills	57	Director
Ronald Vance	71	Director
Victoire de Margerie	60	Director
Sofia Bianchi	67	Director
Jordan Neeser	41	Chief Financial Officer
Quentin Markin	51	Executive Vice President, Business Development and Strategy Execution
Mark Gibson	55	Chief Geophysics Officer
Graham Boyd	38	Senior Vice President, U.S. Projects
Glen Kuntz	56	Senior Vice President, Mine Development
Cassandra Joseph	52	General Counsel and Corporate Secretary
Stephani Terhorst	45	Vice President, Human Resources
Biographical Information

Robert Friedland has served as Executive Chairman of the Board of Directors since November 21, 2022. Prior to that time, Mr. Friedland was CEO from 2020 and Chairman of the Board from 2021. Mr. Friedland has over 30 years of experience and has been recognized by leaders of the international financial sector and mineral resource industries as an entrepreneurial explorer, technology innovator and company builder. Mr. Friedland has been the Director, President and CEO of Ivanhoe Capital Corporation (“Ivanhoe Capital”), since 1988, the executive Co-Chairman since September 2018 (previously the Executive Chairman from May 2012 until September 2018) of Ivanhoe Mines Ltd. and the Co-Chair Director of SK Global Entertainment, Inc. from February 2017 to December 2021. Additionally, since December 2015 Mr. Friedland has been the Chief Executive Officer of HPX, an 85% owner of the Nimba high-grade iron Ore deposit in Guinea. Mr. Friedland was the Director, Chairman and President of Ivanhoe Pictures, Inc. from May 2013 to December 2021, and currently the Chairman of VRB Energy Inc. As one of the most recognized mining personalities and achievers in the world, Mr. Friedland is dedicated to serving on numerous boards in the natural resources sector. These positions include: Co-Chairman and Director of Sunrise Energy Metals Limited (formerly Clean TeQ Holdings Limited); Chairman of I-Pulse Inc. and a director of Kietta SASand of Pure Lithium Corporation. From June 2020 to June 2021, Mr. Friedland served as Chairman of Gold X Mining Corp., which was acquired by Gran Colombia in June 2021, at which time Mr. Friedland left the board of directors. Mr. Friedland founded Ivanhoe Capital Acquisition Corp., a NYSE-listed special purpose acquisition corporation that completed its merger with SES AI Corporation (“SES”), a lithium-metal battery developer, in February 2022. Since April 2022, Mr. Friedland has served as the chairman of Energy Capital Group. Mr. Friedland graduated with a degree in political science from Reed College.

Taylor Melvin has served as our Chief Executive Officer, President and member of our Board of Directors since November 2022. Mr. Melvin has over 20 years of experience in the natural resources sector as a senior corporate development professional and investment banker. He was President and Chief Executive Officer of Battery Metals Streaming Corp. from March 2022 to August 2022, and Vice President, Corporate Development for Freeport-McMoRan Inc. (NYSE: FCX), a leading international mining company focused on copper, headquartered in Phoenix, Arizona, from August 2018 to March 2022, after having served as its Director – Finance & Business Development since 2008. Prior to joining Freeport in 2008, Mr. Melvin was an Executive Director in J.P. Morgan’s Natural Resources investment banking group in New York. Mr. Melvin received his Bachelor of Science in Business Administration and his MBA from the University of North Carolina at Chapel Hill..

105

Russell Ball has served as a director since June 30, 2022 and is the Chair and a member of the Audit Committee and member of the Compensation Committee and Nominating Committee. Mr. Ball is an international mining executive with thirty years of experience. He was the Chief Executive Officer of Calibre Mining Corp. (TSX: CXB) from October 2019 to February 2021 and Chair of the board from November 2018 to February 2021. From May 2013 to December 2017, Mr. Ball held various executive positions with Goldcorp Inc. (TSX: G; NYSE: GG) and was Goldcorp’s Executive Vice President Corporate Development and Chief Financial Officer from March 2016 to November 2017. Prior to that, Mr. Ball held various positions with Newmont Mining Corporation (NYSE: NEM) from 1994 to 2013 and was Executive Vice President and Chief Financial Officer from 2008 to May 2013. Mr. Ball is a Non-Executive Chair of the board of Faraday Copper Corp. (TSX:FDY) and is a director of Southern Silver Exploration Corp (TSX.V: SSL). Mr. Ball qualified as a Chartered Accountant (South Africa) and as a Certified Public Accountant in the United States. He holds a Masters in Accounting and a Post-Graduate Diploma in Accounting from the University of Natal (South Africa).
Hirofumi Katase has served as a director since January 2022. Mr. Katase has served as Executive Vice Chairman, Director General of Industrial Science and Technology and a member of the Board of Directors of I-Pulse Inc. since December 2017. Mr. Katase is also President of I-Pulse Japan Co., Ltd., I-Pulse’s operating subsidiary in Japan. He is a CEO of G-Pulse Inc., a subsidiary of I-Pulse developing a drilling technology based on high pulsed power. Prior to these roles, he most recently served as Japan’s Vice Minister for International Affairs at the Ministry of the Economy, Trade and Industry (“METI”) from June 2016 to July 2017. He held numerous management positions in trade, energy and industrial policy at METI since joining in 1982. During his time at METI, Mr. Katase served in multiple Director General positions, including for the Industrial Science and Technology Policy and Environment Bureau and Trade Policy Bureau, where he led efforts that contributed to the signing of the Trans-Pacific Partnership, among other international agreements. He also was previously Deputy Secretary-General of the Secretariat of Strategic Headquarters for Space Policy at the Cabinet Office, where he helped establish the Office of National Space Policy, the headquarters responsible for Japan’s development of space policy and deployment of space infrastructure. He was also a Director of the Oil and Natural Gas division at METI, where he led Japan’s upstream hydrocarbon policy for four years. At METI, he also served as a Director of the Aerospace and Defense Industry division where he worked on launching the Mitsubishi Regional Jet (MRJ) program and cultivated international partnerships for the development of aircraft and aircraft engines. He has been a director of MinebeaMitsumi, a manufacturing company, since June 2021. Mr. Katase earned a Bachelor’s degree in law from the University of Tokyo and a Master’s degree in applied economics from the University of Michigan.
Patrick Loftus-Hills has served as a director since March 2023 and is a member of the Compensation Committee and Nominating Committee. Mr. Loftus-Hills brings over 35 years of experience in the global mining industry and is currently a Senior Advisor at Moelis & Company, a New York-based investment bank. He is also a former Partner and Managing Director at Moelis & Company. Prior to joining Moelis & Company in 2011, Mr. Loftus-Hills was the Joint Head of the Asian Industrials Group and Head of Natural Resources at UBS in Hong Kong and held leadership roles in the UBS global mining team in New York and Australia. He spent over 25 years in investment banking advising global mining companies on a range of transactions, including cross-border M&A and capital raises. He is also a Managing Member - Advisor of Sweetwater Royalties LLC, an Orion Resource Partners portfolio company, Chairman of the Monash University US Leadership Council, Co-Chairman of the US Friends of the Australian Chamber Orchestra and Vice Chairman of the AUS USA Foundation. He holds Law and Science degrees from Monash University in Australia.
Victoire de Margerie has served as a director of Ivanhoe Electric since June 30, 2022. Prof. de Margerie is the Executive Chairman/Reference Shareholder of Rondol Industrie SAS, an extrusion technology company, since 2012, a Director of Eurazeo (Euronext Paris) since 2012 and a Director and Chair of the Technology & Growth Committee of Verkor (France - EV Batteries) since 2023. Prof. de Margerie has spent 38 years in the Materials Industry in Canada, France, Germany, the United Kingdom and the United States, first as an executive and since 2006 as a Board Director. Prof. de Margerie was a Director and Chair of the Innovation & Growth Committee of Arkema SA (Euronext Paris: AKE) from 2012 to 2022, and a Director of Babcock International Group (LSE: BAB) from 2016 to 2021. She was previously a Director of European industrial companies such as Italcementi, Morgan Ceramics, Outokumpu & Norsk Hydro. Prof. de Margerie is also Founder & Vice Chairman of World Materials Forum since 2014, she was elected an Academician at the National Academy of Technologies of France in 2019 and she joined the board of Mines ParisTech in 2021. She graduated from HEC Paris and Sciences Po Paris and holds a PhD in Management Science from Université de Paris 2, Pantheon Assas.
Priya Patil has served as a director of Ivanhoe Electric since June 30, 2022 and is the Chair of Compensation and Nominating Committee and a member of the Audit Committee. Ms. Patil is an experienced corporate director. former senior public company executive, and investment banker. In 2016, she began serving as an independent corporate director of public companies and as a volunteer board member of universities and other economy-focused organizations since 2003. She was Head, Business Development (Diversified Industries) of the TSX from 2014 to 2016. She was Managing Director, Partner and Founding Partner (Eastern Operations) of PI Financial Corp. and a Managing Director, Partner and Head of
106

Investment Banking of Loewen Ondaatje McCutcheon. Ms. Patil was the global general corporate counsel of Breakwater Global Resources Ltd, a Canadian and U.S. listed mining company. She started her career as an attorney with Brobeck, Phleger & Harrison LLP in Palo Alto, California. Ms. Patil was a director of Rambler Metals & Mining PLC (AIM of LSE: RMM), Chair of its Compensation, Governance and Nominations Committee and a member of its Audit and Safety, Health, Environment and Community committees. She also served on the board of Signature Resources Inc. (TSX-V: SIG). From 2016 to 2019, she was an independent corporate director of Alexandria Minerals Corporation, Chair of its Audit Committee and a member of the Management & Special Committee. Ms. Patil holds a J.D. from the University of Ottawa and a B.Sc. (Statistics and Computer Sciences), University of Bombay. Ms. Patil has completed the Directors Education Program at the Rotman School of Management (University of Toronto) and the Innovation Governance Program of the Council of Canadian Innovators. She is a member of the State Bar of California, the Ontario Bar (Law Society of Ontario) and Charter of the Institute of Corporate Directors (ICD.D).
Ronald Vance has served as a director since June 2023 and a member of the Audit Committee. Mr. Vance is a corporate director and retired senior executive with a distinguished track record in corporate development, corporate finance advisory and marketing management. He has over 40 years of experience in mining and corporate development. Mr. Vance retired from Teck Resources Limited where he served as Senior Vice President, Corporate Development from 2006 to 2014. Prior to joining Teck Resources, Mr. Vance worked as a Managing Director of Rothschild (Denver) Inc. from 1991 to 2000 and as Managing Director/Senior Advisor of Rothschild Inc. from 2000 to 2005. Mr. Vance is currently an independent director of Royal Gold Inc. (NASDAQ: RGLD) and serves as a member of its Audit and Finance Committee. Mr. Vance served as Chairman of the Board of Southern Peaks Mining, L.P. in 2018.

Sofia Bianchi has served as a director since July 2023. Ms. Bianchi has 37 years of finance experience and has held several executive and director positions internationally. She is currently the founding partner at Atlante Capital Partners, an investment firm focused on financial restructuring, since May 2016. She also serves as Chair of Canagold Resources Ltd. (CCM:CA) since July 2022, as a Non-Executive Director of Saudi Arabian Mining Company (Ma’aden) (Saudi Stock Exchange Tadawul)) since December 2022, and as a Non-Executive Director of Manara Minerals Investment Company of Riyadh, Saudi Arabia, a venture between Ma’aden and the Public Investment Fund (PIF) to invest in mining assets globally since June 2003.. She is also a Non-Executive Director of Sitex SA and Spitex Perspecta AG (SOL SpA Group), companies specializing in home-based healthcare, since 2017 and 2019, respectively; and an Independent Non-Executive Director of Yellow Cake plc. (AIM:YCA), a uranium company, since 2018. Formerly Ms. Bianchi served as Head of Special Situations at the CDC Group and served on the boards of Feronia Inc. (TSX) from January 2019 to July 2020 and ARM Cement PLC (Nairobi Securities Exchange) from January 2018 to January 2019 during the companies’ financial and operational restructuring. Ms. Bianchi also served as a Director of Endeavour Mining Corporation (TSX & LSE) from November 2019 to May 2022 and as a Director of Kenmare Resources Plc (LSE & Dublin Stock Exchange) from April 2008 to May 2017. Ms. Bianchi holds a Master’s degree in finance from the University of Pennsylvania – Wharton Business School, and a Bachelor of Arts degree in Economics from George Washington University.
Jordan Neeser has served as our Chief Financial Officer since November 21, 2022. Mr. Neeser is a finance executive with 20 years of experience in financial reporting, corporate development, and corporate finance, primarily in the mining sector. Most recently Mr. Neeser was CFO and Corporate Secretary at TSX listed Gold Standard Ventures from March 2021 to August 2022, when it was acquired by Orla Mining (TSX:OLA) in August, 2022. Mr. Neeser was previously CFO of Conifex Timber (TSX:CFF) from December 2018 to March 2021, and before that spent eight years with First Quantum (TSX:FM) as both Group Controller and Director, Business Development. Mr. Neeser started his career with KPMG, is a Chartered Public Accountant, Chartered Accountant, and holds a Bachelor of Commerce degree from the University of British Columbia, Vancouver, Canada.
Quentin Markin has served as our Executive Vice President, Business Development and Strategy Execution since January 1, 2023. Mr. Markin is a seasoned mining lawyer with 24 years of experience, all with the Canadian firm Stikeman Elliott LLP, where he had been a partner since 2008. Over his career, he has lived and practiced in the world’s mining centers — Sydney, London, Vancouver and Toronto. Mr. Markin’s practice focused on M&A, project development and financing matters for mining companies globally and has been recognized by international legal consultancy Chambers for 11 years as a mining law expert. Mr. Markin has acted for the Company since its inception, as well as other Ivanhoe group companies, including Ivanhoe Mines, but also senior producers, junior exploration companies, and investment banks. His notable transactions outside of the Ivanhoe Group include the 2007 Cdn$1.2 billion initial public offering of Franco-Nevada and the 2015 acquisition by OceanaGold of Romarco Minerals and its Haile Gold Mine located in South Carolina for around Cdn$856 million. Mr. Markin received his Bachelor of Law Degree from the University of Ottawa, Canada, and holds an M.A. in International Relations from the Norman Patterson School of International Affairs, Ottawa, Canada.

Mark Gibson has served as our Chief Geophysics Officer since July 2023 and has served the function of our principal operating officer since April 2021. He also serves as the Chief Operating Officer of Kaizen since May 2016 and Chief
107

Operating Officer of Cordoba since August 2017. Mr. Gibson has more than 33 years of wide-ranging experience as a geoscientist and manager in the natural resources sector. Mr. Gibson joined HPX in 2011 as the company’s founding executive and was instrumental in the formation of Kaizen in 2013 and HPX’s strategic partnership with Cordoba in 2015. Mr. Gibson has served on the board Ivanhoe Electric’s subsidiary Computational Geosciences Inc. since June 2011. Before joining HPX, Mr. Gibson worked with Anglo American, and was the founder of a geophysical service company focused on managing seismic surveys for the mining industry. Mr. Gibson holds a M.Sc. Geophysics from the University of Leeds; a B.Sc. (Hons) Geology from the University of Southampton and is a Registered Professional Geoscientist in the Province of British Columbia and is a registered Professional Natural Scientist (Pr.Sci.Nat) with the South African Council for Natural Scientific Professions.
Graham Boyd has served as our Senior Vice President, Exploration since August 7, 2023 and prior to that was our Senior Vice President and Vice President, U.S. Projects since November, 2022 and June, 2021, respectively. Mr. Boyd is a Geologist with over 17 years of base and precious metals experience, having worked principally in Australia, North America and South America. Prior to joining the Company, Mr. Boyd held various roles within HPX including as Principal and Senior Geologist since 2013, and has been responsible for identification, review, acquisition and execution of numerous exploration projects, particularly those that form our portfolio of projects in the United States. While with HPX, Mr. Boyd was a leader in the delineation and exploration success of the Alacran and San Matias Cu-Au- Ag deposits in Colombia. Prior to HPX, Mr. Boyd held roles with Ivanhoe Australia and Ivanhoe Mines Mongolia, since 2006. At Ivanhoe Australia, Mr. Boyd was a member of the discovery team for the world’s highest grade Mo-Re deposit, Merlin, and he also was a key contributor to delineation and resource development of the Mount Dore Cu and Mt Elliott- SWAN Cu-Au deposits. Prior to roles in the Ivanhoe Group, Mr. Boyd worked on copper porphyries in British Columbia, and diamond exploration in Nunavut and Quebec. Mr. Boyd holds a Bachelor of Science in Geoscience from the University of Victoria.
Glen Kuntz has served as our Senior Vice President, Mine Development since November 21, 2022 and prior to that was our Chief Technical and Innovation Officer since January 2022. He is also Vice President of Mesa Cobre Corporation, one of our subsidiaries, effective April 2022. Mr. Kuntz is a Qualified Person, Professional Geologist and mining executive with over 30 years of experience focused on exploration, development and operations (underground and open pit), technology, and studies across a variety of commodities and mining types/methods throughout the Americas, Africa and Australia. Prior to joining the Company, Mr. Kuntz was a consulting specialist geology/mining at Nordmin since March 2018 and before that a director of exploration projects at Yamana Gold Inc. from 2015 to 2018. Mr. Kuntz was also President and CEO of Mega Precious Metals Inc., a successful junior exploration company, from 2012 to 2015 which was acquired by Yamana Gold, and its Chief Operating Officer from 2011 to September, 2012. Mr. Kuntz gained significant development/production experience in a variety of other senior positions with Runge Ltd., Placer Dome Corporation, and Rea Gold Corporation. Mr. Kuntz holds a Bachelor of Science in Geology from the University of Manitoba.
Cassandra Joseph has been the Company’s General Counsel and Corporate Secretary since February 1, 2023. Ms. Joseph is an accomplished U.S. mining industry legal executive with over 20 years of experience in corporate, environmental and intellectual property law. Before joining the Company, Ms. Joseph was Senior Vice President and General Counsel for Nevada Copper in Reno, Nevada from May 2019 to January 2023. Prior to Nevada Copper, she served as Vice President, Associate General Counsel, Corporate Secretary, and Chief Compliance Officer from 2015 to 2019 for Reno, Nevada-based Tahoe Resources prior to its sale to Pan American Silver. Ms. Joseph also worked in the Nevada Attorney General’s Office, representing the Division of Environmental Protection, the Division of Water Resources, and other agencies within the Department of Natural Resources. She holds a Juris Doctor from Santa Clara University School of Law and a Bachelor of Arts from the University of California, Berkeley.
Stephani Terhorst has been the Company’s Vice President Human Resources since March 2023. Ms. Terhorst is an accomplished human resources and employee benefits professional with 25 years of Human Resources experience, primarily in the coal and aggregates mining sector. Prior to joining the Company, Ms. Terhorst was the Senior Director of Human Resources and Benefits with NACCO Industries, a coal producer in Dallas, Texas since 2016. She has also served as Director of Human Resources for Jennmar Corporation, which manufactures various underground mining products. Ms. Terhorst holds Certified Employee Benefits Specialist, Professional in Human Resources, and Group Benefits Associate certifications. She holds a Bachelor's degree in Human Resources Management from the University of Pittsburgh and a Master's degree in Human Resources and Industrial Relations from St. Francis University.

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
108

The Board of Directors is responsible for overseeing the Code of Conduct. Any waivers of the Code of Conduct for directors or executive officers must be approved by our Board of Directors and disclosed on Form 8-K within four business days after the occurrence of the event. We expect that any amendments to the Code of Conduct, or any waivers of its requirements with respect to our executive officers and directors, will be disclosed on our website at the address indicated above, which is our recognized channel of communication for investors for purposes of Regulation FD. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which will be filed with the SEC not later than 120 days after December 31, 2023.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2024 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2023 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights(1) B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by stockholders (2022 LTIP)	4,842,504(2)	$12.34	4,563,142(3)(4)
Equity compensation plans not approved by stockholders (2021 LTIP)	2,662,349	$2.49	0
Total	7,504,853	$8.11	4,563,142
(1) The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs or DSUs, since RSUs and DSUs have no exercise price.
(2) Consists of 3,536,588 shares of common stock issuable upon the exercise of stock options, 1,250,000 shares of common stock deliverable upon settlement of RSUs, and 55,916 shares of common stock deliverable upon settlement of DSUs.
(3) Consists of shares issuable under outstanding options under the LTIP as of December 31, 2023. Following the adoption of the LTIP, no further awards will be made under the Prior Incentive Plan. Shares issuable under the LTIP may be used for any type of award authorized under the LTIP, including stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, other stock or cash-based awards, and dividend equivalents.
(4) As of January 1, 2024, the number of securities available for future issuance under the 2022 LTIP increased by 6,001,263 pursuant to the Plan terms.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Deloitte LLP (PCAOB ID No. 1208).

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

109

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements. See Item 8 “Financial Statements and Supplemental Information” elsewhere in this Annual Report on Form 10-K.
(2)    Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
(3)    Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Contribution Agreement dated as of April 30, 2021, between the High Power Exploration Inc. and the Registrant	S-1	333-265175	2.1	May 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect	8-K	001-41436	3.1	June 30, 2022
3.2	Amended and Restated By-Laws of the Registrant as currently in effect	8-K	001-41436	3.2	June 30, 2022
4.1	Description of Registrant’s Securities					*
4.2	Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.4	May 24, 2022
4.3	First Amendment dated as of June 28, 2021 to the Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.5	May 24, 2022
4.4	Second Amended and Restated Stockholders Agreement dated as of April 5, 2022, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, and each of the investors signatory thereto	S-1	333-265175	4.6	May 24, 2022
4.5	Amended and Restated Registration Rights Agreement dated as of April 5, 2022, by and among the Registrant and the investors signatory thereto	S-1	333-265175	4.7	May 24, 2022
10.1	Assignment Agreement dated as of October 27, 2021 by and among the Registrant, Mesa Cobre Holding Corporation, Central Arizona Resources, LLC, Presidio Group Inc., Russell Mining Corp., and Gold Coast Mining Inc.	S-1	333-265175	10.1	May 24, 2022
10.2	Purchase and Sale Agreement between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LLC dated May 10, 2023.	8-K/A	001-41436	10.1	May 11, 2023
10.3	Secured Promissory Note between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LP dated May 23, 2023	8-K	001-41436	10.1	May 24, 2023
10.4	Deed of Trust and Assignment of Rents between Mesa Cobre Holding Corporation and First American Title Insurance Company for the benefit of Wolff-Harvard Ventures, LP dated May 23, 2023	8-K	001-41436	10.2	May 24, 2023
10.5	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and I-Pulse Inc	S-1	333-265175	10.3	May 24, 2022
10.6	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and HPX TechCo Inc. and GEO27 S.a.r.l	S-1	333-265175	10.4	May 24, 2022
10.7	Patent License Agreement Amendment and Novation dated as of March 23, 2012, between High Power Exploration Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.5	May 24, 2022
10.8	Assignment and Novation Agreement, dated as of April 30, 2021, between High Power Exploration Inc. and each of I-Pulse Inc., HPX TechCo Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.6	May 24, 2022
110

10.9	Option Agreement for Purchase and Sale, dated August 16, 2021, by and between Central Arizona Resources, LLC and DRH Energy, Inc.	S-1	333-265175	10.7	May 24, 2022
10.10	Amended and Restated Shareholders’ Corporate Management and Cost Sharing Agreement dated as of December 4, 2013, as amended as of January 1, 2016, among the shareholders of Global Mining Management (BVI) Corp., Global Mining Management (BVI) Corp. and Global Mining Management Corporation	S-1	333-265175	10.9	May 24, 2022
10.11#	Purchase and Sale Agreement dated as of October 19, 2017	S-1	333-265175	10.10	June 21, 2022
10.12#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.11	June 21, 2022
10.13#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.12	June 21, 2022
10.14#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.13	June 21, 2022
10.15#	Purchase and Sale Agreement dated as of June 14, 2019	S-1	333-265175	10.14	June 21, 2022
10.16	Heads of Terms Between Saudi Arabian Mining Company (Ma’aden) and Ivanhoe Electric, Inc.	8-K	001-41436	10.1	January 11, 2023
10.17##	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated May 15, 2023	8-K	001-41436	10.1	May 15, 2023
10.18	Investor Rights Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023	10-Q	001-41436	10.9	August 14, 2023
10.19	Shareholders Agreement by and among Ivanhoe Electric Inc., Ivanhoe Electric Mena Holdings Ltd., Ma’aden Ivanhoe Electric Exploration and Development Limited Company and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023	10-Q	001-41436	10.10	August 14, 2023
10.20	Amendment to Shareholders’ Agreement in Respect of Ma’aden Ivanhoe Electric Exploration and Development Company dated November 1, 2023					*
10.21	Amendment #2 to Shareholders’ Agreement in Respect of Ma’aden Ivanhoe Electric Exploration and Development Limited Company dated January 1, 2024					*
10.22^	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated October 23, 2023	8-K/A	001-41436	10.1	October 24, 2023
10.23=	Ivanhoe Electric Inc. Equity Incentive Plan	S-1	333-265175	10.15	May 24, 2022
10.24=	Long Term Incentive Plan	S-1	333-265175	10.16	June 21, 2022
10.25=	Form of Stock Option Agreement (Employees) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.24	March 14, 2023
10.26=	Form of Stock Option Agreement (CEO) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.25	March 14, 2023
10.27=	Form of Stock Option Agreement (Executive, 4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.26	March 14, 2023
10.28=	Form of Stock Option Agreement (Executive, 3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.27	March 14, 2023
10.29=	Form of Restricted Stock Unit Award Agreement (4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.28	March 14, 2023
10.30=	Form of Restricted Stock Unit Award Agreement (3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.29	March 14, 2023
10.31=	Form of Restricted Stock Unit Award Agreement (5-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan					*
10.32=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (3-year grant)	10-K	001-41436	10.30	March 14, 2023
10.33=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (annual grant)	10-K	001-41436	10.31	March 14, 2023
10.34=	Form of Non-Employee Director Deferred Share Unit Award Agreement	10-Q	001-41436	10.12	August 14, 2023
10.35=	Form of Non-Employee Director Deferred Share Unit Award Agreement (without election)					*
10.36=	Cordoba Minerals Corp. Long Term Incentive Plan					*
111

10.37=	Cordoba Minerals Corp. Stock Option Plan					*
10.38=	VRB Energy Inc. (formerly JD Holding Inc.) Stock Option Plan					*
10.39	Form of Indemnification Agreement	S-1	333-265175	10.19	June 21, 2022
10.40	Form of Director Indemnification Agreement	8-K	001-41436	Schedule 6 of 10.1	May 15, 2023
10.41 =	Employment Agreement between the Ivanhoe Electric Inc. and Taylor Melvin dated October 21, 2022	10-Q	001-41436	10.1	November 14, 2022
10.42=	Employment Agreement between Ivanhoe Electric Inc. and Jordan Neeser dated November 17, 2022	8-K	001-41436	10.2	November 21, 2022
10.43=	Executive Employment Agreement dated December 30, 2022 between the Company and Stephani Terhorst					*
10.44=	Executive Employment Agreement dated January 4, 2023 between the Company and Cassandra Joseph	10-Q	001-41436	10.2	May 15, 2023
10.45=	Executive Employment Agreement dated July 1, 2023 between the Company and Mark Gibson	10-Q	001-41436	10.1	August 14, 2023
10.46=	Amended and Restated Executive Employment Agreement dated August 2, 2023 between the Company and Glen Kuntz	10-Q	001-41436	10.2	August 14, 2023
10.47=	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Company and Quentin Markin	10-Q	001-41436	10.3	August 14, 2023
10.48=	Executive Employment Agreement dated August 7, 2023 between the Company and Graham Boyd	10-Q	001-41436	10.4	August 14, 2023
10.49=	Strategic Advisory Services Agreement between Cordoba Minerals Corp. and Robert Friedland dated December 3, 2020					*
10.50	Underwriting Agreement dated as of September 14, 2023	8-K	001-41436	1.1	September 14, 2023
14.1	Code of Ethics	10-K	001-41436	14.1	March 14, 2023
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Deloitte LLP					*
23.2	Qualified Person Consent SRK for report titled “S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah” dated February 23, 2024					*
23.3	Qualified Person Consent Barco NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Colombia” with an effective date of December 18, 2023					*
23.4	Qualified Person Consent Cepuritis NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Columbia” with an effective date of December 18, 2023					*
23.5	Qualified Person Consent Duggan NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Columbia” with an effective date of December 18, 2023					*
23.6	Qualified Person Consent Frost NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Columbia” with an effective date of December 18, 2023					*
23.7	Qualified Person Consent Jones NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Columbia” with an effective date of December 18, 2023					*
23.8	Qualified Person Consent McCracken NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Colombia” with an effective date of December 18, 2023					*
23.9	Qualified Person Consent Muir NI 43-101 Technical Report titled “NI 43-101Technical Report and Feasibility Study, Alacran Project, Colombia” with an effective date of December 18, 2023					*
23.10	Qualified Person Consent Robinson NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Colombia” with an effective date of December 18, 2023					*
112

23.11	Qualified Person Consent Williamson NI 43-101 Technical Report titled “NI 43-101 Technical Report and Feasibility Study, Alacran Project, Colombia” with an effective date of December 18, 2023	*
23.12	Qualified Person Consent Leslie Cole NI 43-101 Technical Report titled “Pinaya Gold- Copper Project Technical Report” with an effective date of April 26, 2016	*
23.13	Qualified Person Consent Simpson NI 43-101 Technical Report titled “Pinaya Gold-Copper Project Technical Report” with an effective date of April 26, 2016	*
23.14	Qualified Person Consent SRK Consulting (U.S.), Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.15	Qualified Person Consent of KCB Consultants Ltd. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.16	Qualified Person Consent of Life Cycle Geo, LLC for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.17	Qualified Person Consent of M3 Engineering and Technology Corp. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.18	Qualified Person Consent of Nordmin Engineering Ltd. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.19	Qualified Person Consent of Call & Nicholas, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.20	Qualified Person Consent of Tetra Tech, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.21	Qualified Person Consent of INTERA Incorporated for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.22	Qualified Person Consent of Haley & Aldrich, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.23	Qualified Person Consent of Met Engineering, LLC for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023	*
23.24	Qualified Person Consent of Todd McCracken NI 43-101 Technical Report titled “NI 43-101 Technical Report, Mineral Resource Estimate for the Samapleu and Grata Deposits Project” dated August 11, 2023	*
23.25	Qualified Person Consent of Chris Martin NI 43-101 Technical Report titled “NI 43-101 Technical Report, Mineral Resource Estimate for the Samapleu and Grata Deposits Project” dated August 11, 2023	*
23.26	Qualified Person Consent of Glen Kuntz	*
23.27	Qualified Person Consent of Sarah Bull	*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
113

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
96.1	Technical Report Summary on the Santa Cruz Project, Arizona, U.S.A., SRK Consulting (U.S.), Inc., KCB Consultants Ltd., Life Cycle Geo, LLC, M3 Engineering and Technology Corp., Nordmin Engineering Ltd., Call & Nicholas, Inc., Tetra Tech, Inc., INTERA Incorporated, Haley & Aldrich, Inc., and Met Engineering, LLC, dated of September 6, 2023	8-K	001-41436	96.1	September 6, 2023
96.2	S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah, prepared by SRK Consulting (U.S.) Inc., dated February 23, 2024					*
97.1	Ivanhoe Electric Inc. Clawback Policy					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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
## Certain schedules or portions thereof are omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide on a supplemental basis a copy of any omitted schedule to the U.S. Securities and Exchange Commission or its staff upon request.
^ Certain schedules or portions thereof are omitted pursuant to Item 601(a)(6) of Regulation S-K. The Company agrees to provide on a supplemental basis a copy of any omitted schedule or portion to the U.S. Securities and Exchange Commission or its staff upon request.
= Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.
114

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ivanhoe Electric Inc.
Date: February 26, 2024	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Friedland	Executive Chairman of the Board of Directors	February 23, 2024
Robert Friedland

/s/ Taylor Melvin	Chief Executive Officer, President and Director	February 26, 2024
Taylor Melvin	(Principal Executive Officer)

/s/ Jordan Neeser	Chief Financial Officer (Principal Financial Officer	February 26, 2024
Jordan Neeser	and Principal Accounting Officer)

/s/ Russell Ball	Director	February 22, 2024
Russell Ball

/s/ Sofia Bianchi	Director	February 22, 2024
Sofia Bianchi

/s/ Victoire de Margerie	Director	February 23, 2024
Victoire de Margerie

/s/ Hirofumi Katase	Director	February 22, 2024
Hirofumi Katase

/s/ Patrick Loftus-Hills	Director	February 23, 2024
Patrick Loftus-Hills

/s/ Priya Patil	Director	February 23, 2024
Priya Patil

/s/ Ronald Vance	Director	February 22, 2024
Ronald Vance
115