Form 10-Q
period 2024-03-31
Ivanhoe Electric Inc.
filed 2024-05-08
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 8, 2024, the registrant had 120,307,414 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended March 31, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$179,361	$205,043
Accounts receivable	4,319	3,326
Inventory	5,313	5,013
Prepaid expenses and deposits	2,853	3,104
	191,846	216,486
Non-current assets:
Investments subject to significant influence	36,730	39,130
Other investments	2,235	2,989
Exploration mineral interests	216,824	216,290
Property, plant and equipment	7,823	6,645
Other non-current assets	5,698	5,686
Total assets	$461,156	$487,226

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,294	$19,948
Note payable, current	13,817	12,672
Due to related party	—	4,000
Lease liabilities, current	623	699
Contract liability	2,480	2,404
	39,214	39,723
Non-current liabilities:
Note payable	36,244	36,244
Convertible debt	28,984	28,372
Deferred income taxes	4,821	4,845
Lease liabilities, net of current portion	1,581	1,199
Other non-current liabilities	580	562
Total liabilities	111,424	110,945

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized;120.3 million shares issued and outstanding as of March 31, 2024 (December 31, 2023 - 700,000,000 authorized; 120.0 million issued and outstanding)	12	12
Additional paid-in capital	790,824	777,816
Accumulated deficit	(457,015)	(401,504)
Accumulated other comprehensive income	(2,323)	(2,073)
Equity attributable to common stockholders	331,498	374,251
Non-controlling interests	18,234	2,030
Total equity	349,732	376,281
Total liabilities and equity	$461,156	$487,226

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$360	$679
Cost of sales	(100)	(184)
Gross profit	260	495

Operating expenses:
Exploration expenses	43,643	26,559
General and administrative expenses	12,601	10,633
Research and development expenses	810	1,843
Selling and marketing expenses	87	49

Loss from operations	56,881	38,589

Other expenses (income):
Interest income, net	(35)	(32)
Foreign exchange gain	(5)	(161)
Loss on revaluation of investments	271	375
Share of loss of equity method investees	3,012	622
Other income, net	(3)	(741)

Loss before income taxes	60,121	38,652

Income tax recovery	(26)	(72)

Net loss	60,095	38,580
Less loss attributable to non-controlling interests	(4,584)	(2,506)
Net loss attributable to common stockholders or parent	55,511	36,074

Net loss	60,095	38,580
Other comprehensive loss , net of tax:
Foreign currency translation adjustments	392	68
Other comprehensive loss	392	68
Comprehensive loss	$60,487	$38,648

Comprehensive loss attributable to:
Common stockholders or parent	55,761	36,120
Non-controlling interests	4,726	$2,528
	$60,487	$38,648

Net loss per share attributable to common stockholders
Basic and diluted	$0.46	$0.39
Weighted-average common shares outstanding
Basic and diluted	120,246,430	92,964,249

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)
Three months ended March 31, 2024 and 2023

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Non-controlling interest	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2023	92,960,584	$9	$409,683	$(202,128)	$(1,189)	$(3,928)	$202,447
Net loss	—	—	—	(36,074)	—	(2,506)	(38,580)
Other comprehensive income	—	—	—	—	(46)	(22)	(68)
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	1,000	—	3	—	—	—	3
Share-based compensation	—	—	5,067	—	—	65	5,132
Other changes in non-controlling interests	—	—	(6)	—	—	4	(2)
Balance at March 31, 2023	92,971,865	$9	$414,897	$(238,202)	$(1,235)	$(6,387)	$169,082

Balance at January 1, 2024	120,025,264	$12	$777,816	$(401,504)	$(2,073)	$2,030	$376,281
Net loss	—	—	—	(55,511)	—	(4,584)	(60,095)
Other comprehensive loss	—	—	—	—	(250)	(142)	(392)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Share-based compensation	—	—	3,315	—	—	30	3,345
Non-controlling interests investment in subsidiary	—	—	9,372	—	—	20,628	30,000
Other changes in non-controlling interests	—	—	(726)	—	—	272	(454)
Balance at March 31, 2024	120,306,414	$12	$790,824	$(457,015)	$(2,323)	$18,234	$349,732

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Three months ended March 31, 2024 and 2023

	2024	2023
Operating activities
Net loss	$(60,095)	$(38,580)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	622	1,040
Share-based compensation	3,345	5,132
Non-cash exploration expense	209	662
Non-cash research and development expense	282	645
Unrealized foreign exchange gain	(3)	(155)
Interest expense	1,816	804
Income taxes	—	(72)
Loss on revaluation of investments	271	375
Share of loss of equity method investees	3,012	622
Other	350	(141)

Changes in other operating assets and liabilities:
Trade accounts receivable	(896)	(710)
Inventory	(309)	(144)
Operating lease liabilities	(350)	(283)
Accounts payable and accrued liabilities	1,435	(1,108)
Other operating assets and liabilities	352	1,894
Net cash used in operating activities	(49,959)	(30,019)

Investing activities
Purchase of mineral interests	(300)	(1,763)
Purchase of property, plant and equipment and intangible assets	(672)	(348)
Purchase of investments subject to significant influence	(722)	(555)
Cash acquired on acquisition of subsidiary	227	—
Net cash used in investing activities	(1,467)	(2,666)

Financing activities
Non-controlling interests investment in subsidiary	26,000	—
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities	26,000	3

Effect of foreign exchange rate changes on cash and cash equivalents	(256)	17
Decrease in cash and cash equivalents	(25,682)	(32,665)
Cash and cash equivalents, beginning of the year	205,043	139,660
Cash and cash equivalents, end of the period	$179,361	$106,995

Supplemental cash flow information
Cash paid for income taxes	$—	$1,069

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock; Kaizen arrangement	$952	$—
Issuance of common stock; earn-in payment	$95	$150
Non-controlling interests investment in subsidiary	$4,000	$—
Settlement of related party loan	$(4,000)	$—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) is a United States domiciled company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. The Company’s mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. The Company’s portfolio of electric metals exploration projects include the Santa Cruz Project in Arizona and the Tintic Project in Utah, as well as other exploration projects in the United States.
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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at March 31, 2024 (December 31, 2023 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at March 31, 2024 (December 31, 2023 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 62.8% as at March 31, 2024 (December 31, 2023 — 62.8%).
•Kaizen Discovery Inc. (“Kaizen”) holds the Pinaya copper-gold exploration project in Peru. Ivanhoe Electric had an ownership interest in Kaizen of 100.0% as at March 31, 2024 (December 31, 2023 — 82.5%). On February 6, 2024, Ivanhoe Electric acquired all of the issued and outstanding common shares of Kaizen not already beneficially owned by Ivanhoe Electric in exchange for common stock in Ivanhoe Electric (Note 9).
•Sama Nickel Corporation ("SNC") holds the Samapleu-Grata Nickel-Copper Project in the Ivory Coast. On March 11, 2024, Ivanhoe Electric completed its earn-in and acquired a 60% interest in SNC (Note 5).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2023. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The condensed interim consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.
References to “$” refer to United States dollars and “Cdn$” to Canadian dollars.
2. Significant accounting policies:
The Company discloses in its consolidated financial statements for the year ended December 31, 2023, those accounting policies that it considers significant in determining its results of operations and financial position. There

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
have been no material changes to, or in the application of, the accounting policies previously identified and described in the Company’s consolidated financial statements for the year ended December 31, 2023.
Recent accounting pronouncements not yet adopted:
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
The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended December 31, 2023.
4. Cash and cash equivalents:
Of the total cash and cash equivalents at March 31, 2024 and December 31, 2023, $30.2 million and $15.0 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.
At March 31, 2024, the Company has $4.5 million in cash equivalents in the form of redeemable short-term investments (December 31, 2023 - $0).
5. Investments subject to significant influence:
The Company’s principal investment subject to significant influence is its investment in Ma'aden Ivanhoe Electric Exploration and Development Limited Company ("Ma'aden Joint Venture"). Others include its investments in Sama Resources Inc. (“Sama”) and Go2Lithium Inc. ("Go2Lithium").

	Equity Method				Carried at fair value
	Ma'aden Joint Venture	SNC (Note a)	Go2Lithium	Other	Sama	Total
Balance at December 31, 2023	$31,606	$896	$2,469	$—	$4,159	$39,130
Change in fair value	—	—	—	—	454	454
Investment	—	440	—	282	—	722
Share of loss	(2,121)	(827)	(64)	—	—	(3,012)
Acquisition	—	(489)	—	—	—	(489)
Foreign currency translation	—	(20)	(55)	—	—	(75)
Balance at March 31, 2024	$29,485	$—	$2,350	$282	$4,613	$36,730
(a) Acquisition of Sama Nickel Corporation:

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
On March 11, 2024, the Company completed its earn-in and acquired an additional 30% in SNC bringing its total ownership interest in SNC to 60% . SNC owns the Samapleu-Grata Nickel-Copper Project in the Ivory Coast. The Company determined that it acquired control of SNC and commenced consolidating the results of SNC from March 11, 2024 under the voting interest entity model. The acquisition was accounted for as an asset acquisition as SNC did not meet the definition of a business. The cost of the acquisition has been allocated to the assets and liabilities of SNC, including exploration property in the Ivory Coast.
6. Exploration properties:

	Santa Cruz	Tintic	San Matias	Other	Total
Balance at December 31, 2023	$166,492	$30,663	$15,315	$3,820	$216,290
Acquisition costs	—	—	—	529	529
Foreign currency translation	—	—	—	5	5
Balance at March 31, 2024	$166,492	$30,663	$15,315	$4,354	$216,824

7. Note payable:

Note payable
Balance at December 31, 2023	$48,916
Interest expense	1,145
Balance at March 31, 2024	$50,061

Current portion	13,817
Non-current portion	36,244
Balance at March 31, 2024	$50,061
In May 2023, the Company issued a secured promissory note in the amount of $82.6 million as part of a land acquisition at its Santa Cruz project. The promissory note includes an annual interest rate of prime plus 1% and is to be paid in installments, as follows:
•$34.3 million, plus accrued interest, paid in November 2023;
•four equal principal payments of $12.1 million on the first, second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest.
8. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2023	$28,372
Interest expense	612
Balance at March 31, 2024	$28,984
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

9. Equity:
(a) Common stock transactions:
On February 6, 2024, Ivanhoe Electric acquired all of the issued and outstanding common shares of Kaizen not already beneficially owned by Ivanhoe Electric pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).
Immediately prior to the closing of the Arrangement, Ivanhoe Electric beneficially owned 82.5% of the issued and outstanding common shares of Kaizen on a non-diluted basis. Following the closing of the Arrangement, Ivanhoe Electric beneficially owns 100% of the issued and outstanding common shares of Kaizen on a fully diluted basis.
Ivanhoe Electric acquired the common shares in consideration for the issuance of one share of common stock of Ivanhoe Electric for every 127 Common Shares issued and outstanding immediately prior to the closing of the Arrangement. A total of 116,413 shares of Ivanhoe Electric were issued.
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$2,690	$4,199
Exploration expenses	655	928
Cost of sales	—	5
	$3,345	$5,132
(i) Stock options:
On March 11, 2024, the Company granted stock options to certain directors, officers and employees of the Company. The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date.
Information related to stock options granted during the three months ended March 31, 2024 is presented below.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Grant date: March 11, 2024
Exercise price	$13.50
Number of options granted	1,801,234
Weighted average assumptions used to value stock option awards:
Expected volatility	61.6%
Expected life of options (in years)	4
Expected dividend rate	0%
Risk-free interest rate	4.23%
Weighted average grant-date fair value (per option)	$3.46

10. Revenue:
The Company recognized revenue from the following sources:

	Three months ended March 31:
Revenue type	2024	2023
Software licensing	$—	$400
Data processing services	360	279
Renewable energy storage systems (Note a)	—	—
Total	$360	$679
(a)At March 31, 2024, the Company had a contract liability of $2.5 million (December 31, 2023 — $2.4 million) relating to the sale of renewable energy storage systems.
11. Exploration expense:

	Three months ended March 31:
Project	2024	2023
Santa Cruz, USA	$27,837	$14,682
Tintic, USA	3,520	1,121
San Matias, Colombia (Cordoba)	3,518	4,658
Hog Heaven, USA	3,307	638
Carolina, USA	895	238
Bitter Creek, USA	658	27
White Hill, USA	237	491
Lincoln, USA	130	295
Generative exploration and other	3,541	4,409
Total	$43,643	$26,559
12. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended March 31,
	March 31, 2024	December 31, 2023	2024	2023
Total Expenses
Global Mining (Note a)	459	224	1,363	4,316
Ivanhoe Capital Aviation (Note b)	—	—	250	250
I-Pulse (Note c)	1,251	1,395	396	1,157
Total	1,710	1,619	2,009	5,723
Revenue
Ma'aden Joint Venture (Note d)	—	—	300	—
Advances
Global Mining (Note a)	1,051	1,169	—	—
Ma'aden Joint Venture (Note d)	2,643	1,254	—	—
Deposit
I-Pulse (Note c)	4,165	4,233	—	—
Loan
JCHX Mining Management Co., Ltd (Note e)	—	4,000	—	—

	Transactions for the three months ended March 31,
	2024	2023
Expense classification
Exploration expenses	419	3,042
General and administrative expenses	1,307	2,031
Research and development expenses	283	650
	2,009	5,723
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at March 31, 2024 (December 31, 2023 — 7.1%).
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
(d)The Company's majority owned subsidiary, CGI, provides geophysical data processing services to the Ma'aden joint venture and recognized revenue totalling $0.3 million.
At March 31, 2024 the Ma’aden Joint Venture owes the Company $2.6 million for costs that the Company incurred on behalf of the Ma’aden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX Mining Management Co., Ltd (“JCHX") held 19.8% of Cordoba’s issued and outstanding common stock as at March 31, 2024 (December 31, 2023 - 19.8%).
In November 2023, $4 million was advanced to Cordoba by JCHX. In January 2024, Cordoba announced receipt of the second installment of $40 million relating to the strategic arrangement entered into with JCHX in May 2023. The $4 million loan was settled in full by applying it towards the second installment received as a payment in kind.

13. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	4,613	—	—	4,159	—	—
Other investments	1,485	750	—	2,239	750	—
Total financial assets	$6,098	$750	$—	$6,398	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
There were no movements in level three instruments for the three months ended March 31, 2024.
14. Segment reporting:
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
Segment information for the periods presented is as follows:

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Three months ended March 31, 2024
	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$360	$—	$360
Intersegment revenues	—	119	—	119
Loss (income) from operations	55,065	(57)	1,873	56,881
Segment assets	442,731	4,941	13,484	461,156

	Three months ended March 31, 2023
	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$679	$—	$679
Intersegment revenues	—	48	—	48
Loss (income) from operations	36,159	399	2,031	38,589
Segment assets	208,441	3,633	15,293	227,367
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
16. Subsequent event:
On May 7, 2024, the Company entered into an Exploration Alliance Agreement with BHP Mineral Resources Inc. (“BHP”), which sets out the framework for BHP and the Company to explore mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures following a discovery.
The Agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15 million and thereafter the Company and BHP would provide funding on a 50/50 basis. The Company will provide the alliance access to one Typhoon™ system.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2023 included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “2023 Form 10-K”).

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

These factors should not be construed as exhaustive and should be read in conjunction with the risks described under the heading “Risk Factors” in our 2023 Form 10-K. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in the 2023 Form 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
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
References to our mineral projects refers to our interests in such projects which may be a direct ownership interest in mineral titles (including through subsidiary entities), a right to acquire mineral titles through an earn-in or option agreement, or, in the case of our investments in publicly listed companies in Canada, through our ownership of the equity of those companies that have an interest in such mineral projects.
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
CGI generates revenue from the sale of data processing services to the mining and oil and gas industries. In prior years, CGI has also generated revenue from software licensing.
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
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
For the three months ended March 31, 2024 we recorded a net loss attributable to common stockholders of $55.5 million ($0.46 per share), compared to $36.1 million ($0.39 per share) for the three months ended March 31, 2023, which was an increase of $19.4 million. Significant contributors to this increase for the three months ended March 31, 2024 included an increase of $17.1 million in exploration expenditures, an increase of $2.0 million in general and administrative expenses, an increase of $2.4 million in the share of loss of equity method investees and a decrease of $0.3 million in revenue compared to the three months ended March 31, 2023.
Exploration expenses were $43.6 million for the three months ended March 31, 2024, an increase of $17.1 million from $26.6 million for the three months ended March 31, 2023. Exploration expenses consisted of the following:

	Three months ended March 31,
(In thousands)	2024	2023
Exploration Expenses:
Santa Cruz, USA	$27,837	$14,682
Tintic, USA	3,520	1,121
San Matias, Colombia (Cordoba)	3,518	4,658
Hog Heaven, USA	3,307	638
Carolina, USA	895	238
Bitter Creek, USA	658	27
White Hill, USA	237	491
Lincoln, USA	130	295
Generative exploration and other	3,541	4,409
Total	$43,643	$26,559
During the three months ended March 31, 2024, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $27.8 million of exploration expenditure was incurred in the three months ended March 31, 2024 compared to $14.7 million incurred in the three months ended March 31, 2023. Activities during the three months ended March 31, 2024 at Santa Cruz were focused on a program of infill resource drilling, geotechnical, hydrological, and metallurgical drilling along with advancing permitting and technical studies required to support a prefeasibility study;
•the San Matias Project where $3.5 million of exploration expenditure was incurred by Cordoba Minerals for the three months ended March 31, 2024 focused on preparations for detailed engineering design of the Alacran mine;
•the Tintic Project where $3.5 million of exploration expenditure was incurred in the three months ended March 31, 2024 compared to $1.1 million incurred in the three months ended March 31, 2023. Activities during the three months ended March 31, 2024 were focused on diamond drilling in the Mammoth area; and
•the Hog Heaven Project where $3.3 million of exploration expenditure was incurred in the three months ended March 31, 2024 compared to $0.6 million incurred in the three months ended March 31, 2023. Activities during the three months ended March 31, 2024 were focused on diamond drilling in the Flathead Mine area.
General and administrative expenses were $12.6 million for the three months ended March 31, 2024, an increase of $2.0 million from $10.6 million for the three months ended March 31, 2023. Contributing to the increase, was a $2.0 million increase in salaries due to the payment of $1.8 million in short term cash bonuses awarded during the three months ended March 31, 2024. There were no short term incentive awards paid in the three months ended March 31, 2023. This increase was offset by a $0.5 million decrease in directors and officers insurance expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to reduced insurance premiums.
Share of loss of equity method investees was $3.0 million for the three months ended March 31, 2024, an increase of $2.4 million from $0.6 million for the three months ended March 31, 2023. The increase in loss was due to our $2.1 million share of the loss from the Ma'aden joint venture three months ended March 31, 2024. The Ma'aden joint venture was formed in July 2023.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100.0% of our revenue for the three months ended March 31, 2024 ($0.4 million) and 100.0% for the three months ended March 31, 2023 ($0.7 million). VRB generated no revenue during these periods.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Percentage Change
(In thousands)
Software licensing and data processing services:
Revenue	$360	$679	(47)%
Cost of sales	(100)	(184)	(46)%
Gross profit	$259	$495	(48)%
CGI’s revenue for the three months ended March 31, 2024 was $0.4 million, a decrease of $0.3 million from $0.7 million for the three months ended March 31, 2023. The decrease in CGI’s revenue was a result of less data processing services being performed.
CGI’s gross profit for the three months ended March 31, 2024 was $0.3 million, a decrease of $0.2 million from $0.5 million for the three months ended March 31, 2023. The percentage decrease in CGI's gross profit was consistent with the decrease in revenue.
Stock-Based Compensation
During the three months ended March 31, 2024, we granted 1.8 million stock options to certain directors, officers and employees of the Company at an exercise price of $13.50. The fair value of the option grant was determined using the Black-Scholes option-pricing model as $3.46 per share.
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
At March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $179.4 million and $205.0 million, respectively, and a working capital of $152.6 million and $176.8 million, respectively. Of the total cash and cash equivalents at March 31, 2024 and December 31, 2023, $30.2 million and $20.7 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
As at May 8, 2024, we believe that we will have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
Our significant operational expenses include the payments that we anticipate making under the various earn-in and option agreements to which we are a party. These agreements are structured to provide us with flexibility whereby our ability to continue to explore on a mineral project is contingent on funding agreed specified levels over specified time intervals.
We may seek additional financing at any time through debt, equity, project specific debt, and/or other means, including asset sales. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.
Cash Balances as of March 31, 2024
The table below discloses the amounts of cash disaggregated by currency denomination as of March 31, 2024 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Chinese Renminbi	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$145,427	$476	$—	$—	$—	$145,903
Colombia	—	—	—	22,207	—	22,207
Singapore	4,652	—	—	—	—	4,652
Canada	2,537	745	—	—	—	3,283
France	1,904	—	—	—	—	1,905
China	—	—	394	—	—	394
British Virgin Islands	355	—	—	—	—	355
Other	74	227	—	—	361	662
Total	$154,949	$1,449	$394	$22,207	$362	$179,361
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
There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the three months ended March 31, 2024.
Refer to Note 17 of our consolidated financial statements in our 2023 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
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
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	(49,959)	(30,019)
Investing activities	(1,467)	(2,666)
Financing activities	26,000	3
Effect of foreign exchange on cash	(256)	17
Total change in cash	(25,682)	(32,665)
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.

The net cash used in operating activities for the three months ended March 31, 2024 of $50.0 million primarily was the result of $43.0 million of cash exploration expenditures and $9.9 million of cash general and administrative costs. The net cash used in operating activities for the three months ended March 31, 2023 of $30.0 million primarily was the result of $25.6 million of cash exploration expenditures and $6.4 million of cash general and administrative costs.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the three months ended March 31, 2024 of $1.5 million was mainly attributable to $0.3 million related to payments for mineral interests, $0.7 million for the purchases of property, plant and equipment and $0.7 million for the purchase of investments that are subject to significant influence. In addition, we acquired cash of $0.2 million when we commenced consolidating SNC in March 2024.
Financing activities.
During the three months ended March 31, 2024, there were no significant financing activities as we continued to fund our operations with the proceeds from our September 2023 public offering. Our subsidiary, Cordoba raised $26 million during three months ended March 31, 2024 in relation to financing its Alacran project through its strategic arrangement with JCHX.
Contractual Obligations
As of March 31, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2023. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024, for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of March 31, 2024, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 12 of our consolidated financial statements for the three months ended March 31, 2024.
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
We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics and general business conditions. A summary of our significant accounting policies are detailed in Note 3 to our consolidated financial statements included in our 2023 Form 10-K. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment in developing estimates.
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
In March 2024, we granted 1.8 million stock options to certain directors, officers and employees of the Company at an exercise price of $13.50 per share. The fair value of the option grants was determined using the Black-Scholes option-pricing model as $3.46. The following assumptions were used to compute the fair value of the options granted:

March 11, 2024 Grant Date
Risk-free interest rate	4.2%
Dividend yield	nil
Estimated volatility	61.6%
Expected option life	4 years
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of March 31, 2024.

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
As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended March 31, 2024
During the three months ended March 31, 2024, we have issued and sold the securities described below without registering the securities under the Securities Act.
On February 6, 2024, we issued 116,413 shares of our common stock pursuant to the Plan or Arrangement (the “Arrangement”) between the Company and Kaizen. We issued the shares without registration in reliance upon Section 3(a)(10) of the Securities Act. Immediately prior to the closing of the Arrangement, the Company beneficially owned 54,428,971 common shares of Kaizen, representing 82.54% of the issued and outstanding common shares on a non-diluted basis. Following the closing of the Arrangement, the Company owns 69,229,659 common shares of Kaizen, representing 100% of the issued and outstanding common shares on a fully diluted basis. Effective February 6, 2024, Kaizen is now a wholly-owned subsidiary of the Company. The Company acquired the common shares of Kaizen in consideration for the issuance of one share of common stock of the Company for every 127 common shares of Kaizen issued and outstanding immediately prior to the closing of the Arrangement.
On February 21, 2024, we issued 12,765 shares of our common stock at a price of $11.75 per share to Exiro Minerals USA Corp. as partial consideration for the right to earn in on the White Hill Copper Project. The issuance of the above securities was exempt pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.
The Company entered into a definitive Option Agreement with Golden Arrow Mining Corporation (GAMC) on February 29, 2024, pursuant to which the Company has the option of acquiring all of GAMC’s right, title and interest in and to the New York Canyon Project until August 1, 2025. If the Company exercises the option, it shall grant US$1 million in shares of Company common stock at a price equal to the higher of $13.50 per share and the 30-day volume weighted average price determined on the date of the exercise, subject to stock exchange rules, for a maximum of 74,074 shares. The issuance of the above securities is subject to the Company electing to exercise the option and will be exempt pursuant to Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering

Item 6. Exhibits.

Exhibit Number	Description
10.1
Amendment #2 to Shareholders’ Agreement in Respect of Ma’aden Ivanhoe Electric Exploration and Development Limited Company dated January 1, 2024 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2024)

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

Date: May 8, 2024	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)