Form 10-Q
period 2024-06-30
Ivanhoe Electric Inc.
filed 2024-08-07
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 7, 2024, the registrant had 120,397,648 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended June 30, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$133,811	$205,043
Accounts receivable	2,618	3,326
Inventory	5,507	5,013
Prepaid expenses and deposits	5,070	3,104
	147,006	216,486
Non-current assets:
Investments subject to significant influence	35,251	39,130
Other investments	2,198	2,989
Exploration mineral interests	217,166	216,290
Property, plant and equipment	8,955	6,645
Other non-current assets	5,697	5,686
Total assets	$416,273	$487,226

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,411	$19,948
Note payable, current	14,962	12,672
Due to related party	—	4,000
Lease liabilities, current	1,136	699
Contract liability	2,691	2,404
	40,200	39,723
Non-current liabilities:
Note payable	36,244	36,244
Convertible debt	29,596	28,372
Deferred income taxes	4,478	4,845
Lease liabilities, net of current portion	2,037	1,199
Other non-current liabilities	594	562
Total liabilities	113,149	110,945

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized;120.4 million shares issued and outstanding as of June 30, 2024 (December 31, 2023 - 700,000,000 authorized; 120.0 million issued and outstanding)	12	12
Additional paid-in capital	795,502	777,816
Accumulated deficit	(503,798)	(401,504)
Accumulated other comprehensive income	(2,561)	(2,073)
Equity attributable to common stockholders	289,155	374,251
Non-controlling interests	13,969	2,030
Total equity	303,124	376,281
Total liabilities and equity	$416,273	$487,226

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$538	$1,314	$898	$1,993
Cost of sales	(192)	(1,256)	(292)	(1,440)
Gross profit	346	58	606	553

Operating expenses:
Exploration expenses	37,254	32,551	80,897	59,110
General and administrative expenses	10,694	12,658	23,295	23,291
Research and development expenses	842	2,138	1,652	3,981
Selling and marketing expenses	102	96	189	145

Loss from operations	48,546	47,385	105,427	85,974

Other expenses (income):
Interest expense, net	387	713	352	681
Foreign exchange loss (gain)	692	(1,312)	687	(1,473)
Loss (gain) on revaluation of investments	431	(1,321)	702	(946)
Share of loss of equity method investees	1,453	606	4,465	1,228
Other expense (income), net	12	(1,096)	9	(1,837)

Loss before income taxes	51,521	44,975	111,642	83,627

Income tax recovery	—	(128)	(26)	(200)

Net loss	51,521	44,847	111,616	83,427
Less loss attributable to non-controlling interests	(4,738)	(6,584)	(9,322)	(9,090)
Net loss attributable to common stockholders or parent	46,783	38,263	102,294	74,337

Net loss	51,521	44,847	111,616	83,427
Other comprehensive loss , net of tax:
Foreign currency translation adjustments	329	1,271	721	1,339
Other comprehensive loss	329	1,271	721	1,339
Comprehensive loss	$51,850	$46,118	$112,337	$84,766

Comprehensive loss attributable to:
Common stockholders or parent	47,021	39,086	102,782	75,206
Non-controlling interests	4,829	$7,032	9,555	$9,560
	$51,850	$46,118	$112,337	$84,766

Net loss per share attributable to common stockholders
Basic and diluted	$0.39	$0.41	$0.85	$0.80
Weighted-average common shares outstanding
Basic and diluted	120,337,642	93,124,994	120,292,036	93,045,066

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	Common Stock
Three months ended June 30, 2024	Shares	Amount
Balance at April 1, 2024	120,306,414	$12	$790,824	$(457,015)	$(2,323)	$18,234	$349,732
Net loss	—	—	—	(46,783)	—	(4,738)	(51,521)
Other comprehensive loss	—	—	—	—	(238)	(91)	(329)
Stock options exercised	82,187	—	694	—	—	—	694
Stock-based compensation	—	—	3,969	—	—	100	4,069
Non-controlling interests investment in subsidiary	—	—	15	—	—	364	379
Other changes in non-controlling interests	—	—	—	—	—	100	100
Balance at June 30, 2024	120,388,601	$12	$795,502	$(503,798)	$(2,561)	$13,969	$303,124

Six months ended June 30, 2024
Balance at January 1, 2024	120,025,264	$12	$777,816	$(401,504)	$(2,073)	$2,030	$376,281
Net loss	—	—	—	(102,294)	—	(9,322)	(111,616)
Other comprehensive loss	—	—	—	—	(488)	(233)	(721)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Stock options exercised	82,187	—	694	—	—	—	694
Stock-based compensation	—	—	7,284	—	—	130	7,414
Non-controlling interests investment in subsidiary	—	—	9,387	—	—	20,992	30,379
Other changes in non-controlling interests	—	—	(726)	—	—	372	(354)
Balance at June 30, 2024	120,388,601	$12	$795,502	$(503,798)	$(2,561)	$13,969	$303,124

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	Common Stock
Three months ended June 30, 2023	Shares	Amount
Balance at April 1, 2023	92,971,865	$9	$414,897	$(238,202)	$(1,235)	$(6,387)	$169,082
Net loss	—	—	—	(38,263)	—	(6,584)	(44,847)
Other comprehensive loss	—	—	—	—	(823)	(448)	(1,271)
Stock options exercised	479,909	—	1,194	—	—	—	1,194
Stock-based compensation	—	—	5,365	—	—	66	5,431
Settlement of deferred share units	11,990	—	—	—	—	—	—
Non-controlling interests investment in subsidiary	—	—	17,979	—	—	19,174	37,153
Other changes in non-controlling interests	—	—	7	—	—	(1)	6
Balance at June 30, 2023	93,463,764	$9	$439,442	$(276,465)	$(2,058)	$5,820	$166,748

Six months ended June 30, 2023
Balance at January 1, 2023	92,960,584	$9	$409,683	$(202,128)	$(1,189)	$(3,928)	$202,447
Net loss	—	—	—	(74,337)	—	(9,090)	(83,427)
Other comprehensive loss	—	—	—	—	(869)	(470)	(1,339)
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	480,909	—	1,197	—	—	—	1,197
Stock-based compensation	—	—	10,432	—	—	131	10,563
Settlement of deferred share units	11,990	—	—	—	—	—	—
Non-controlling interests investment in subsidiary	—	—	17,979	—	—	19,174	37,153
Other changes in non-controlling interests	—	—	1	—	—	3	4
Balance at June 30, 2023	93,463,764	$9	$439,442	$(276,465)	$(2,058)	$5,820	$166,748

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Six months ended June 30, 2024 and 2023

	2024	2023
Operating activities
Net loss	$(111,616)	$(83,427)
Adjustments to reconcile net loss to cash provided by used in operating activities:
Depreciation and amortization	1,335	1,714
Stock-based compensation	7,414	10,563
Non-cash exploration expense	95	1,003
Non-cash research and development expense	565	1,290
Unrealized foreign exchange loss (gain)	689	(1,494)
Interest expense	3,631	2,374
Income taxes	—	(200)
Loss (gain) on revaluation of investments	702	(946)
Share of loss of equity method investees	4,465	1,228
Other	233	(752)

Changes in other operating assets and liabilities:
Trade accounts receivable	805	(633)
Inventory	(527)	845
Operating lease liabilities	(634)	(468)
Accounts payable and accrued liabilities	383	6,372
Other operating assets and liabilities	(2,041)	(3,299)
Net cash used in operating activities	(94,501)	(65,830)

Investing activities
Purchase of mineral interests	(640)	(39,157)
Purchase of property, plant and equipment and intangible assets	(1,176)	(557)
Purchase of investments subject to significant influence	(1,127)	(1,158)
Cash acquired on acquisition of subsidiary	227	—
Net cash used in investing activities	(2,716)	(40,872)

Financing activities
Non-controlling interests investment in subsidiary	26,380	29,454
Proceeds from exercise of stock options	694	1,197
Net cash provided by financing activities	27,074	30,651

Effect of foreign exchange rate changes on cash and cash equivalents	(1,089)	192
Decrease in cash and cash equivalents	(71,232)	(75,859)
Cash and cash equivalents, beginning of the year	205,043	139,660
Cash and cash equivalents, end of the period	$133,811	$63,801

Supplemental cash flow information
Cash paid for income taxes	$1,143	$1,166

Supplemental disclosure of non-cash investing and financing activities
Note payable issued as consideration for land purchase	$—	$82,590
Issuance of common stock; Kaizen arrangement	952	—
Issuance of common stock; earn-in payment	95	—
Non-controlling interests investment in subsidiary	4,000	10,546
Settlement of loan upon issuance of shares of subsidiary	—	(10,546)
Settlement of related party loan	$(4,000)	$—

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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at June 30, 2024 (December 31, 2023 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at June 30, 2024 (December 31, 2023 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 62.8% as at June 30, 2024 (December 31, 2023 — 62.8%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2023. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company is required to adopt ASU 2023-07 on January 1, 2025 and is currently evaluating the expected impact on the consolidated financial statements.
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
4. Cash and cash equivalents:
Of the total cash and cash equivalents at June 30, 2024 and December 31, 2023, $20.8 million and $15.0 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.
At June 30, 2024, the Company has $1.7 million in cash equivalents in the form of redeemable short-term investments (December 31, 2023 - $0.0 million).
5. Investments subject to significant influence:
The Company’s principal investment subject to significant influence is its investment in Ma'aden Ivanhoe Electric Exploration and Development Limited Company ("Ma'aden Joint Venture"). Others include its investments in Sama Resources Inc. (“Sama”) and Go2Lithium Inc. ("Go2Lithium").

	Equity Method				Carried at fair value
	Ma'aden Joint Venture	SNC (Note a)	Go2Lithium	Other	Sama	Total
Balance at December 31, 2023	$31,606	$896	$2,469	$—	$4,159	$39,130
Change in fair value	—	—	—	—	42	42
Investment	—	440	—	687	—	1,126
Share of loss	(3,188)	(827)	(419)	(30)	—	(4,465)
Acquisition	—	(489)	—	—	—	(489)
Foreign currency translation	—	(20)	(75)	—	—	(95)
Balance at June 30, 2024	$28,418	$—	$1,975	$657	$4,201	$35,251
(a) Acquisition of Sama Nickel Corporation:
On March 11, 2024, the Company completed its earn-in and acquired an additional 30% in Sama Nickel Corporation ("SNC") bringing its total ownership interest in SNC to 60% . SNC owns the Samapleu-Grata Nickel-Copper Project ("Samapleu Project") in the Ivory Coast. The Company determined that it acquired control of SNC and commenced consolidating the results of SNC from March 11, 2024 under the voting interest entity model. The acquisition was accounted for as an asset acquisition as SNC did not meet the definition of a business. The cost of the acquisition has been allocated to the assets and liabilities of SNC, including its exploration property in the Ivory Coast.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
6. Exploration properties:

	Santa Cruz	Tintic	San Matias	Other	Total
Balance at December 31, 2023	$166,492	$30,663	$15,315	$3,820	$216,290
Acquisition costs	300	40	—	529	869
Foreign currency translation	—	—	—	7	7
Balance at June 30, 2024	$166,792	$30,703	$15,315	$4,356	$217,166

7. Note payable:

Note payable
Balance at December 31, 2023	$48,916
Interest expense	2,290
Balance at June 30, 2024	$51,206

Current portion	14,962
Non-current portion	36,244
Balance at June 30, 2024	$51,206
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
8. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2023	$28,372
Interest expense	1,224
Balance at June 30, 2024	$29,596
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

9. Equity:
(a) Common stock transactions:
On February 6, 2024, Ivanhoe Electric acquired all of the issued and outstanding common shares of Kaizen Discovery Inc. (“Kaizen”) not already beneficially owned by Ivanhoe Electric pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).
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
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$2,987	$4,759	$5,677	$8,958
Exploration expenses	1,082	667	1,737	1,595
Research and development expenses	—	5	—	5
Cost of sales	—	—	—	5
	$4,069	$5,431	$7,414	$10,563
(i) Stock options:
During the six months ended June 30, 2024 Company granted stock options to certain directors, officers and employees of the Company. The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date.
Information related to stock options granted during the six months ended June 30, 2024 is presented below.

	Grant date:
	March 11, 2024	April 8, 2024
Exercise price	$13.50	$13.50
Number of options granted	1,801,234	415,170
Weighted average assumptions used to value stock option awards:
Expected volatility	61.6%	60.1%
Expected life of options (in years)	4	4
Expected dividend rate	0%	0%
Risk-free interest rate	4.23%	4.56%
Weighted average grant-date fair value (per option)	$3.46	$4.72

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
10. Revenue:
The Company recognized revenue from the following sources:

	Three Months Ended June 30,		Six months ended June 30,
Revenue type	2024	2023	2024	2023
Software licensing	$—	$—	$—	$400
Data processing services	538	42	898	321
Renewable energy storage systems (Note a)	—	1,272	—	1,272
Total	$538	$1,314	$898	$1,993
(a)At June 30, 2024, the Company had a contract liability of $2.7 million (December 31, 2023 — $2.4 million) relating to the sale of renewable energy storage systems.
11. Exploration expense:

	Three Months Ended June 30,		Six months ended June 30,
Project	2024	2023	2024	2023
Santa Cruz, USA	$20,478	$15,043	$48,315	$29,725
Tintic, USA	3,681	1,954	7,201	3,075
San Matias, Colombia (Cordoba)	3,236	10,109	6,754	14,767
Hog Heaven, USA	2,530	416	5,837	1,054
Unity, USA	1,552	—	1,650	21
Samapleu Project, Ivory Coast (Note 5(a))	1,414	—	1,414	—
Carolina, USA	300	790	1,195	1,028
Bitter Creek, USA	528	15	1,186	42
White Hill, USA	94	259	331	750
Lincoln, USA	8	182	138	477
Generative exploration and other	3,433	3,783	6,876	8,171
Total	$37,254	$32,551	$80,897	$59,110
12. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
Total expenses and accounts payable
Global Mining (Note a)	239	224	1,018	4,897	2,381	9,213
Ivanhoe Capital Aviation (Note b)	—	—	250	250	500	500
I-Pulse (Note c)	1,046	1,395	430	1,158	826	2,315
Total	1,285	1,619	1,698	6,305	3,707	12,028
Revenue and accounts receivable
Ma'aden Joint Venture (Note d)	100	—	363	—	663	—
Advances
Global Mining (Note a)	1,009	1,169	—	—	—	—
Ma'aden Joint Venture (Note d)	948	1,254	—	—	—	—
Deposit
I-Pulse (Note c)	4,165	4,233	—	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note e)	—	4,000	—	—	—	—

	Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	2024	2023	2024	2023
Expense classification
Exploration expenses	370	3,290	789	6,332
General and administrative expenses	1,021	2,357	2,328	4,388
Research and development expenses	307	658	590	1,308
	1,698	6,305	3,707	12,028
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 6.7% of Global Mining’s outstanding common stock at June 30, 2024 (December 31, 2023 — 7.1%). The advance provided to Global Mining is included in other non-current assets.
(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.
(c)I-Pulse is a shareholder of the Company. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters to be delivered in stages over approximately three years. The total purchase price for the six Typhoon™ transmitters is $12.4 million, which includes research and development costs of $2.8 million. The agreement also includes maintenance costs of $1.7 million. The Company is recognizing the research and development costs and annual maintenance costs on a straight line basis in the consolidated statement of loss over the applicable term. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement and recorded in other non-current assets. The remaining payments will be made as each Typhoon™ transmitter system is

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
delivered. In December 2023, the Company received the first Typhoon™ transmitter that was deliverable under the agreement.
(d)The Company's majority owned subsidiary, CGI, provides geophysical data processing services to the Ma'aden joint venture and recognized revenue totaling $0.7 million.
At June 30, 2024 the Company has $0.9 million in accounts receivable owed by the Ma'aden joint venture for costs that the Company incurred on behalf of the Ma’aden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX Mining Management Co., Ltd (“JCHX") held 19.8% of Cordoba’s issued and outstanding common stock as at June 30, 2024 (December 31, 2023 - 19.8%).
In November 2023, $4.0 million was advanced to Cordoba by JCHX. In January 2024, Cordoba announced receipt of the second installment of $40.0 million relating to the strategic arrangement entered into with JCHX in May 2023. The $4.0 million loan was settled in full by applying it towards the second installment received as a payment in kind.

13. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	4,201	—	—	4,159	—	—
Other investments	1,448	750	—	2,239	750	—
Total financial assets	$5,649	$750	$—	$6,398	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
There were no movements in level three instruments for the three months ended June 30, 2024.
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Segment information for the periods presented is as follows:

	Three Months Ended June 30, 2024				Six months ended June 30, 2024
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$538	$—	$538	$—	$898	$—	$898
Intersegment revenues	—	29	—	29	—	148	—	148
Loss (income) from operations	46,742	(67)	1,871	48,546	101,807	(124)	3,744	105,427
Segment assets	398,774	4,777	12,722	416,273	398,774	4,777	12,722	416,273

	Three Months Ended June 30, 2023				Six months ended June 30, 2023
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$42	$1,272	$1,314	$—	$721	$1,272	$1,993
Intersegment revenues	—	15	—	15	—	63	—	63
Loss (income) from operations	44,648	746	1,991	47,385	80,807	1,145	4,022	85,974
Segment assets	293,234	4,253	12,274	309,761	293,234	4,253	12,274	309,761
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from our initial public offering or other offerings of our securities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: our mineral projects are all at the exploration stage and are subject to the significant risks and uncertainties associated with mineral exploration; the initial assessment for our Santa Cruz Project is only an early stage study of its potential economic viability and future studies and actual economic outcomes may vary greatly from those set forth in the initial assessment; we have no mineral reserves, other than at the San Matias project; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated or projected; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against one of our subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; and our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating and the potential for forest fires at many of our properties.
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
Business Overview
We are a United States domiciled company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. We use our powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our 94.3% owned subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process as we seek to discover new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals. Our mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. Through the advancement of our portfolio of electric metals exploration projects, headlined by the Santa Cruz Project in Arizona and the Tintic Project in Utah, as well as other exploration projects in the United States, we intend to support the United States' supply chain independence by finding and delivering critical metals necessary for the electrification of the economy. We also operate a 50/50 joint venture with Saudi Arabian Mining Company Ma’aden ("Ma'aden") to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in Saudi Arabia.
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
On May 7, 2024, we entered into an Exploration Alliance Agreement with BHP Mineral Resources Inc. (“BHP”), which sets out the framework for BHP and the Company to explore mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures following a discovery. The Agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15 million and thereafter the Company and BHP would provide funding on a 50/50 basis. The Company will provide access to one Typhoon™ system for use pursuant to the Exploration Alliance Agreement.
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
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
For the three months ended June 30, 2024 we recorded a net loss attributable to common stockholders of $46.8 million ($0.39 per share), compared to $38.3 million ($0.41 per share) for the three months ended June 30, 2023, which was an increase of $8.5 million. Significant contributors to this increase for the three months ended June 30, 2024 included an increase of $4.7 million in exploration expenditures, an increase of $0.8 million in the share of loss of equity method investees and a decrease of $0.8 million in revenue, partially offset by a decrease of $2.0 million in general and administrative expenses compared to the three months ended June 30, 2023.
Exploration expenses were $37.3 million for the three months ended June 30, 2024, an increase of $4.7 million from $32.6 million for the three months ended June 30, 2023. Exploration expenses consisted of the following:

	Three months ended June 30,
(In thousands)	2024	2023
Exploration Expenses:
Santa Cruz, USA	$20,478	$15,043
Tintic, USA	3,681	1,954
San Matias, Colombia (Cordoba)	3,236	10,109
Hog Heaven, USA	2,530	416
Unity, USA	1,552	—
Samapleu Project, Ivory Coast	1,414	—
Carolina, USA	300	790
Bitter Creek, USA	528	15
White Hill, USA	94	259
Lincoln, USA	8	182
Generative exploration and other	3,433	3,783
Total	$37,254	$32,551
During the three months ended June 30, 2024, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $20.5 million of exploration expenditure was incurred in the three months ended June 30, 2024 compared to $15.0 million incurred in the three months ended June 30, 2023. Activities during the three months ended June 30, 2024 at Santa Cruz were focused on a program of infill resource drilling, geotechnical, hydrological, and metallurgical drilling/laboratory testing along with advancing permitting and technical studies required to support a prefeasibility study;
•the Tintic Project where $3.7 million of exploration expenditure was incurred in the three months ended June 30, 2024 compared to $2.0 million incurred in the three months ended June 30, 2023. Activities during the three months ended June 30, 2024 were focused on diamond drilling in the Mammoth area;
•the San Matias Project where $3.2 million of exploration expenditure was incurred by Cordoba Minerals for the three months ended June 30, 2024 focused on preparations for detailed engineering design of the Alacran mine; and
•the Hog Heaven Project where $2.5 million of exploration expenditure was incurred in the three months ended June 30, 2024 compared to $0.4 million incurred in the three months ended June 30, 2023. Activities during the three months ended June 30, 2024 were focused on diamond drilling in the west Flathead and Battle Butte areas.
General and administrative expenses were $10.7 million for the three months ended June 30, 2024, a decrease of $2.0 million from $12.7 million for the three months ended June 30, 2023. The decrease was largely a result of a $1.8 million decrease in non-cash stock-based compensation expense from $4.8 million for the three months ended June 30, 2023 to $3.0 million for the three months ended June 30, 2024.
Share of loss of equity method investees was $1.5 million for the three months ended June 30, 2024, an increase of $0.8 million from $0.6 million for the three months ended June 30, 2023. The increase in loss was largely due to our $1.1 million share of the loss from the Ma'aden joint venture three months ended June 30, 2024. The Ma'aden joint venture was formed in July 2023.
Revenue for the three months ended June 30, 2024 was $0.5 million a decrease of $0.8 million from $1.3 million for three months ended June 30, 2023. The sources of revenue for the periods changed significantly. CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100.0% of our revenue for the three months ended June 30, 2024 and 3.2% of our revenue for three months ended June 30, 2023 ($0.0 million). VRB generated no revenue during the three months ended June 30, 2024 and represented 96.8% three months ended June 30, 2023 ($1.3 million).
Due to the nature of VRB's contracts, revenue is typically recognized when an energy storage system is installed and commissioned. VRB did not complete any installations and commissionings during three months ended June 30, 2024 and therefore recorded no revenue during this period. During the three months ended June 30, 2023, the majority of our revenue came from VRB as it delivered, installed and commissioned a 1MW/2MWh energy storage system to a customer in China, which resulted in $1.3 million of revenue being recognized.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Percentage Change
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$538	$42	1177%
Cost of sales	(192)	(21)	811%
Gross profit	346	21	1543%
VRB: Energy storage systems:
Revenue	$—	$1,272	(100)%
Cost of sales	—	(1,235)	(100)%
Gross profit	—	37	(100)%
Total
Revenue	$538	$1,314	(59)%
Cost of sales	(192)	(1,256)	(85)%
Gross profit	346	58	496%
CGI’s revenue for the three months ended June 30, 2024 was $0.5 million, an increase of $0.5 million from $0.0 million for the three months ended June 30, 2023. The increase in CGI’s revenue was a result of more data processing services being contracted for by customers than the prior period in 2023.
CGI’s gross profit for the three months ended June 30, 2024 was $0.3 million, an increase of $0.3 million from $0.0 million for the three months ended June 30, 2023. The increase in CGI's gross profit was consistent with the increase in revenue.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
For the six months ended June 30, 2024 we recorded a net loss attributable to common stockholders of $102.3 million ($0.85 per share), compared to $74.3 million ($0.80 per share) for the six months ended June 30, 2023, which was an increase of $28.0 million. Significant contributors to this increase for the six months ended June 30, 2024 included an increase of $21.8 million in exploration expenditures and an increase of $3.2 million in the share of loss of equity method compared to the six months ended June 30, 2023.
Exploration expenses were $80.9 million for the six months ended June 30, 2024, an increase of $21.8 million from $59.1 million for the six months ended June 30, 2023. Exploration expenses consisted of the following:

	Six months ended June 30,
(In thousands)	2024	2023
Exploration Expenses:
Santa Cruz, USA	$48,315	$29,725
Tintic, USA	7,201	3,075
San Matias, Colombia (Cordoba)	6,754	14,767
Hog Heaven, USA	5,837	1,054
Unity, USA	1,650	21
Samapleu Project, Ivory Coast	1,414	—
Carolina, USA	1,195	1,028
Bitter Creek, USA	1,186	42
White Hill, USA	331	750
Lincoln, USA	138	477
Generative exploration and other	6,876	8,171
Total	$80,897	$59,110

During the six months ended June 30, 2024, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $48.3 million of exploration expenditure was incurred in the six months ended June 30, 2024 compared to $29.7 million incurred in the six months ended June 30, 2023. Activities during the six months ended June 30, 2024 at Santa Cruz were focused on a program of infill resource drilling, geotechnical, hydrological, and metallurgical drilling/laboratory testing along with advancing permitting and technical studies required to support a prefeasibility study;
•the Tintic Project where $7.2 million of exploration expenditure was incurred in the six months ended June 30, 2024 compared to $3.1 million incurred in the six months ended June 30, 2023. Activities during the six months ended June 30, 2024 were focused on diamond drilling in the Mammoth area;
•the San Matias Project where $6.8 million of exploration expenditure was incurred by Cordoba Minerals for the six months ended June 30, 2024 compared to $14.8 million incurred in the six months ended June 30, 2023. Activities during the six months ended June 30, 2024 were focused on preparations for detailed engineering design of the Alacran mine; and
•the Hog Heaven Project where $5.8 million of exploration expenditure was incurred in the six months ended June 30, 2024 compared to $1.1 million incurred in the six months ended June 30, 2023. Activities during the six months ended June 30, 2024 were focused on diamond drilling in the Flathead Mine, West Flathead and Battle Butte areas.
General and administrative expenses were $23.3 million for the six months ended June 30, 2024, which was consistent with the $23.3 million incurred for the six months ended June 30, 2023.
Share of loss of equity method investees was $4.5 million for the six months ended June 30, 2024, an increase of $3.2 million from $1.2 million for the six months ended June 30, 2023. The increase in loss was due to our $3.2 million share of the loss from the Ma'aden joint venture six months ended June 30, 2024. The Ma'aden joint venture was formed in July 2023.
Revenue for the six months ended June 30, 2024 was $1.1 million a decrease of $0.8 million from $2.0 million for six months ended June 30, 2023. The sources of revenue for the periods changed significantly. CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100.0% of our revenue for the six months ended June 30, 2024 ($0.9 million) and 36.2% for the six months ended June 30, 2023 ($0.7 million). VRB generated no revenue during the six months ended June 30, 2024 and 63.8% of the revenue for the six months ended June 30, 2023 ($1.3 million.
Due to the nature of VRB's contracts, revenue is typically recognized when an energy storage system is installed and commissioned. VRB did not complete any installations and commissionings during six months ended June 30, 2024 and therefore recorded no revenue during this period. During the six months ended June 30, 2023, $1.3 million of our revenue came from VRB as it delivered, installed and commissioned a 1MW/2MWh energy storage system to a customer in China.

	Six months ended June 30, 2024	Six months ended June 30, 2023	Percentage Change
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$898	$721	25%
Cost of sales	(292)	(205)	43%
Gross profit	606	516	17%
VRB: Energy storage systems:
Revenue	$—	$1,272	(100)%
Cost of sales	—	(1,235)	(100)%
Gross profit	—	37	(100)%
Total
Revenue	$898	$1,993	(55)%
Cost of sales	(292)	(1,440)	(80)%
Gross profit	606	553	9%

CGI’s revenue for the six months ended June 30, 2024 was $0.9 million, an increase of $0.2 million from $0.7 million for the six months ended June 30, 2023. The increase in CGI’s revenue was a result of more data processing services being contracted for by customers than the prior period in 2023. CGI’s gross profit for the six months ended June 30, 2024 was $0.6 million, an increase of $0.1 million from $0.5 million for the six months ended June 30, 2023. The increase in CGI's gross profit was consistent with the increase in revenue.
Stock-Based Compensation
During the six months ended June 30, 2024, we granted the following stock options to certain directors, officers and employees of the Company:
•1.8 million stock options issued on March 11, 2024 at an exercise price of $13.50. The fair value of the option grant was determined using the Black-Scholes option-pricing model as $3.46 per share; and
•0.4 million stock options issued on April 8, 2024 at an exercise price of $13.50. The fair value of the option grant was determined using the Black-Scholes option-pricing model as $4.72 per share.
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
At June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $133.8 million and $205.0 million, respectively, and a working capital of $106.8 million and $176.8 million, respectively. Of the total cash and cash equivalents at June 30, 2024 and December 31, 2023, $20.8 million and $15.0 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
As at August 7, 2024, we believe that we will have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
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
Cash Balances as of June 30, 2024
The table below discloses the amounts of cash disaggregated by currency denomination as of June 30, 2024 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Chinese Renminbi	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$106,402	$647	$—	$—	$—	$107,049
Colombia	—	—	—	14,878	—	14,878
France	4,403	—	—	—	1	4,404
Canada	2,135	1,875	—	—	—	4,010
Singapore	1,793	—	—	—	—	1,793
China	—	—	770	—	—	770
British Virgin Islands	363	—	—	—	—	363
Other	97	299	—	—	149	545
Total	$115,192	$2,821	$770	$14,878	$150	$133,811
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
There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the six months ended June 30, 2024.
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
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Six months ended June 30, 2024
	2024	2023
Net cash (used in) provided by:
Operating activities	(94,501)	(65,830)
Investing activities	(2,716)	(40,872)
Financing activities	27,074	30,651
Effect of foreign exchange on cash	(1,089)	192
Total change in cash	(71,232)	(75,859)
Operating activities
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities for the six months ended June 30, 2024 of $94.5 million primarily was the result of $78.8 million of cash exploration expenditures and $17.0 million of cash general and administrative costs. The net cash used in operating activities for the six months ended June 30, 2023 of $65.8 million primarily was the result of $57.4 million of cash exploration expenditures and $14.0 million of cash general and administrative costs.
Investing activities
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the six months ended June 30, 2024 of $2.7 million was mainly attributable to $0.6 million related to payments for mineral interests, $1.1 million for the purchases of property, plant and equipment and $1.1 million for the purchase of investments that are subject to significant influence. In addition, we acquired cash of $0.2 million when we commenced consolidating SNC in March 2024.
Financing activities
During the six months ended June 30, 2024, there were no significant financing activities as we continued to fund our operations with the proceeds from our September 2023 public offering. Our subsidiary, Cordoba raised $26 million during six months ended June 30, 2024 in relation to financing its Alacran project through its strategic arrangement with JCHX.
Contractual Obligations
As of June 30, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2023. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024, for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of June 30, 2024, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 12 of our consolidated financial statements for the three and six months June 30, 2024.
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
In March 2024 and April 2024, we granted 1.8 million stock options and 0.4 million stock options, respectively, to certain directors, officers and employees of the Company at an exercise price of $13.50 per share. The fair value of the option grants was determined using the Black-Scholes option-pricing model as $3.46 and $4.72, respectively. The following assumptions were used to compute the fair value of the options granted:

	March 11, 2024 Grant Date	April 8, 2024 Grant Date
Risk-free interest rate	4%	4.6%
Dividend yield	nil	nil
Estimated volatility	61.6%	60.1%
Expected option life	4 years	4 years
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of June 30, 2024.

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
As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2024
There were no unregistered sales of equity securities during the three months ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Annual Compensation Letter – Robert Friedland (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2024).
10.2##	Exploration Alliance Agreement dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2024).
10.3*	Computational Geosciences Inc. Amended & Restated 2011 Incentive Stock Option Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Date: August 7, 2024	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)