Form 10-Q
period 2024-09-30
Ivanhoe Electric Inc.
filed 2024-11-08
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 8, 2024, the registrant had 120,456,232 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended September 30, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$81,073	$205,043
Restricted cash	5,998	—
Accounts receivable	2,774	3,326
Inventory	—	5,013
Prepaid expenses and deposits	3,731	3,104
Assets held for sale	11,161	—
	104,737	216,486
Non-current assets:
Investments subject to significant influence	30,439	39,130
Other investments	2,039	2,989
Exploration mineral interests	225,863	216,290
Property, plant and equipment	7,106	6,645
Other non-current assets	5,244	5,686
Total assets	$375,428	$487,226

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,509	$19,948
Note payable, current	16,099	12,672
Due to related party	—	4,000
Lease liabilities, current	856	699
Contract liability	—	2,404
Deferred exploration liability	5,812	—
Liabilities held for sale	4,655	—
	41,931	39,723
Non-current liabilities:
Note payable	36,244	36,244
Convertible debt	30,267	28,372
Deferred income taxes	4,462	4,845
Lease liabilities, net of current portion	1,680	1,199
Other non-current liabilities	593	562
Total liabilities	115,177	110,945

Commitments and contingencies (Note 17)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 120.4 million shares issued and outstanding as of September 30, 2024 (December 31, 2023 - 700,000,000 authorized; 120.0 million issued and outstanding)	12	12
Additional paid-in capital	799,516	777,816
Accumulated deficit	(547,034)	(401,504)
Accumulated other comprehensive income	(2,420)	(2,073)
Equity attributable to common stockholders	250,074	374,251
Non-controlling interests	10,177	2,030
Total equity	260,251	376,281
Total liabilities and equity	$375,428	$487,226

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$671	$239	$1,569	$2,232
Cost of sales	(256)	(275)	(548)	(1,715)
Gross profit	415	(36)	1,021	517

Operating expenses:
Exploration expenses	30,459	34,208	111,356	93,318
General and administrative expenses	10,859	11,445	34,154	34,736
Research and development expenses	871	1,247	2,523	5,228
Selling and marketing expenses	55	36	244	181

Loss from operations	41,829	46,972	147,256	132,946

Other expenses (income):
Interest expense, net	972	1,717	1,324	2,398
Foreign exchange loss (gain)	(133)	62	554	(1,411)
Loss (gain) on revaluation of investments	97	(44)	799	(990)
Share of loss of equity method investees	4,260	34,216	8,725	35,444
Other expense (income), net	99	337	108	(1,500)

Loss before income taxes	47,124	83,260	158,766	166,887

Income tax recovery	—	—	(26)	(200)

Net loss	47,124	83,260	158,740	166,687
Less loss attributable to non-controlling interests	(3,888)	(5,380)	(13,210)	(14,470)
Net loss attributable to common stockholders or parent	43,236	77,880	145,530	152,217

Net loss	47,124	83,260	158,740	166,687
Other comprehensive loss , net of tax:
Foreign currency translation adjustments	(133)	(154)	210	1,185
Other comprehensive loss (income)	(133)	(154)	210	1,185
Comprehensive loss	$46,991	$83,106	$158,950	$167,872

Comprehensive loss attributable to:
Common stockholders or parent	43,095	77,766	145,877	152,972
Non-controlling interests	3,896	$5,340	13,073	$14,900
	$46,991	$83,106	$158,950	$167,872

Net loss per share attributable to common stockholders
Basic and diluted	$0.36	$0.74	$1.21	$1.57
Weighted-average common shares outstanding
Basic and diluted	120,406,215	104,866,006	120,330,374	97,028,679

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	Common Stock
Three months ended September 30, 2024	Shares	Amount
Balance at July 1, 2024	120,388,601	$12	$795,502	$(503,798)	$(2,561)	$13,969	$303,124
Net loss	—	—	—	(43,236)	—	(3,888)	(47,124)
Other comprehensive income (loss)	—	—	—	—	141	(8)	133
Stock options exercised	54,131	—	135	—	—	—	135
Stock-based compensation	—	—	3,947	—	—	81	4,028
Other changes in non-controlling interests	—	—	(68)	—	—	23	(45)
Balance at September 30, 2024	120,442,732	$12	$799,516	$(547,034)	$(2,420)	$10,177	$260,251

Nine months ended September 30, 2024
Balance at January 1, 2024	120,025,264	$12	$777,816	$(401,504)	$(2,073)	$2,030	$376,281
Net loss	—	—	—	(145,530)	—	(13,210)	(158,740)
Other comprehensive loss (income)	—	—	—	—	(347)	137	(210)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Stock options exercised	136,318	—	829	—	—	—	829
Stock-based compensation	—	—	11,231	—	—	211	11,442
Non-controlling interests investment in subsidiary	—	—	9,387	—	—	20,992	30,379
Other changes in non-controlling interests	—	—	(794)	—	—	17	(777)
Balance at September 30, 2024	120,442,732	$12	$799,516	$(547,034)	$(2,420)	$10,177	$260,251

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	Common Stock
Three months ended September 30, 2023	Shares	Amount
Balance at July 1, 2023	93,463,764	$9	$439,442	$(276,465)	$(2,058)	$5,820	$166,748
Net loss	—	—	—	(77,880)	—	(5,380)	(83,260)
Other comprehensive income	—	—	—	—	114	40	154
Issuance of common stock; strategic investment, net of issuance costs	10,269,604	1	123,670	—	—	—	123,671
Issuance of common stock; public offering, net of issuance costs	13,629,629	2	175,540	—	—	—	175,542
Stock options exercised	156,118	—	389	—	—	—	389
Stock-based compensation	—	—	5,581	—	—	70	5,651
Other changes in non-controlling interests	—	—	(144)	—	—	41	(103)
Balance at September 30, 2023	117,519,115	$12	$744,478	$(354,345)	$(1,944)	$591	$388,792

Nine months ended September 30, 2023
Balance at January 1, 2023	92,960,584	$9	$409,683	$(202,128)	$(1,189)	$(3,928)	$202,447
Net loss	—	—	—	(152,217)	—	(14,470)	(166,687)
Other comprehensive loss	—	—	—	—	(755)	(430)	(1,185)
Issuance of common stock; strategic investment, net of issuance costs	10,269,604	1	123,670	—	—	—	123,671
Issuance of common stock; public offering, net of issuance costs	13,629,629	2	175,540	—	—	—	175,542
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	637,027	—	1,586	—	—	—	1,586
Stock-based compensation	—	—	16,013	—	—	201	16,214
Settlement of deferred share units	11,990	—	—	—	—	—	—
Non-controlling interests investment in subsidiary	—	—	17,979	—	—	19,174	37,153
Other changes in non-controlling interests	—	—	(143)	—	—	44	(99)
Balance at September 30, 2023	117,519,115	$12	$744,478	$(354,345)	$(1,944)	$591	$388,792

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Nine months ended September 30, 2024 and 2023

	2024	2023
Operating activities
Net loss	$(158,740)	$(166,687)
Adjustments to reconcile net loss to cash provided by used in operating activities:
Depreciation and amortization	1,829	2,133
Stock-based compensation	11,442	16,214
Non-cash exploration and research and development expense	2,337	3,621
Unrealized foreign exchange loss (gain)	551	(1,411)
Interest expense	5,322	4,925
Income taxes	—	(200)
Loss (gain) on revaluation of investments	799	(990)
Share of loss of equity method investees	8,725	35,444
Other	179	(400)
Changes in other operating assets and liabilities:
Trade accounts receivable	(484)	(911)
Inventory	(1,421)	737
Operating lease liabilities	(1,005)	(718)
Accounts payable and accrued liabilities	(5,879)	2,616
Deferred exploration liability	5,812	—
Other operating assets and liabilities	(858)	(1,345)
Net cash used in operating activities	(131,391)	(106,972)

Investing activities
Purchase of mineral interests	(10,640)	(45,557)
Purchase of property, plant and equipment and intangible assets	(1,235)	(1,142)
Purchase of investments subject to significant influence	(1,127)	(67,948)
Cash acquired on acquisition of subsidiary	227	—
Net cash used in investing activities	(12,775)	(114,647)

Financing activities
Non-controlling interests investment in subsidiary	26,380	29,454
Proceeds from exercise of stock options	829	1,586
Net proceeds from issuance of common stock	—	299,924
Net cash provided by financing activities	27,209	330,964

Effect of foreign exchange rate changes on cash and cash equivalents	(1,015)	40
(Decrease) increase in cash, cash equivalents and restricted cash	(117,972)	109,385
Cash, cash equivalents and restricted cash, beginning of the year	205,043	139,660
Cash, cash equivalents and restricted cash, end of the period	87,071	249,045
Restricted cash, end of period	5,998	—
Cash and cash equivalents, end of the period	$81,073	$249,045

Supplemental cash flow information
Cash paid for income taxes	$1,143	$1,188

Supplemental disclosure of non-cash investing and financing activities
Note payable issued as consideration for land purchase	$—	$82,590
Issuance of common stock	1,047	—
Non-controlling interests investment in subsidiary	4,000	10,546
Settlement of loan upon issuance of shares of subsidiary	—	(10,546)
Settlement of related party loan	$(4,000)	$—

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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at September 30, 2024 (December 31, 2023 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at September 30, 2024 (December 31, 2023 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 62.7% as at September 30, 2024 (December 31, 2023 — 62.8%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2023. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
4. Cash and cash equivalents:
Of the total cash and cash equivalents at September 30, 2024 and December 31, 2023, $13.0 million and $15.0 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.
5. Restricted cash and deferred exploration liability:
On May 7, 2024, the Company entered into an Exploration Alliance Agreement ("the Alliance") with BHP Mineral Resources Inc. (“BHP”), which sets out the framework for BHP and the Company to explore mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures following a discovery.
The Agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15 million and thereafter the Company and BHP would provide funding on a 50/50 basis. The Company will provide the Alliance access to one Typhoon™ system.
On August 19, 2024, BHP provided initial funding in the amount $6.0 million, which is solely for funding exploration activities of the Alliance. The funding has been recorded as restricted cash, with an offsetting credit recorded as a deferred exploration liability.
6. Investments subject to significant influence:
The Company’s principal investment subject to significant influence is its investment in Ma'aden Ivanhoe Electric Exploration and Development Limited Company ("Ma'aden Joint Venture"). Others include its investments in Sama Resources Inc. (“Sama”) and Go2Lithium Inc. ("Go2Lithium").

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Equity Method				Carried at fair value
	Ma'aden Joint Venture	SNC (Note a)	Go2Lithium	Other	Sama	Total
Balance at December 31, 2023	$31,606	$896	$2,469	$—	$4,159	$39,130
Change in fair value	—	—	—	—	101	101
Investment	—	440	—	689	—	1,129
Share of loss	(6,980)	(827)	(861)	(58)	—	(8,725)
Acquisition	—	(489)	—	—	—	(489)
Re-classification to held for sale asset	—	—	—	(641)	—	(641)
Foreign currency translation	—	(20)	(55)	10	—	(65)
Balance at September 30, 2024	$24,626	$—	$1,553	$—	$4,260	$30,439
(a) Acquisition of Sama Nickel Corporation:
On March 11, 2024, the Company completed its earn-in and acquired an additional 30% in Sama Nickel Corporation ("SNC") bringing its total ownership interest in SNC to 60%. SNC owns the Samapleu-Grata Nickel-Copper Project ("Samapleu Project") in the Ivory Coast. The Company determined that it acquired control of SNC and commenced consolidating the results of SNC from March 11, 2024 under the voting interest entity model. The acquisition was accounted for as an asset acquisition as SNC did not meet the definition of a business. The cost of the acquisition has been allocated to the assets and liabilities of SNC, including its exploration property in the Ivory Coast.
7. Exploration properties:

	Santa Cruz (Note a)	Tintic	San Matias	Other	Total
Balance at December 31, 2023	$166,492	$30,663	$15,315	$3,820	$216,290
Acquisition costs	10,300	40	—	529	10,869
De-recognition (Note b)	—	—	—	(1,300)	(1,300)
Foreign currency translation	—	—	—	4	4
Balance at September 30, 2024	$176,792	$30,703	$15,315	$3,053	$225,863
(a) Acquisition of mineral rights at Santa Cruz:
In August 2024, the Company completed the final $10.0 million payment to exercise its option to acquire 100% ownership of the mineral rights at the Santa Cruz project. Following this transaction, the Company now owns 100% of the mineral and surface rights for the Santa Cruz project.
(b) Exploration project terminations:
In August 2024, the Company elected to terminate two exploration projects. Previously capitalized acquisition costs in the amount of $1.3 million have been de-recognized and recorded as exploration expenses in the condensed interim consolidated statement of loss.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
8. Note payable:

Note payable
Balance at December 31, 2023	$48,916
Interest expense	3,427
Balance at September 30, 2024	$52,343

Current portion	16,099
Non-current portion	36,244
Balance at September 30, 2024	$52,343
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
9. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2023	$28,372
Interest expense	1,895
Balance at September 30, 2024	$30,267
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
10. Assets and liabilities held for sale:
On September 23, 2024, VRB, a subsidiary of the Company, entered into a binding term sheet with Shanxi Red Sun Co., Ltd. (“Red Sun”) that outlines the binding framework for the formation of a joint venture in VRB's existing operation in China, with Red Sun owning 51% and VRB owning 49% of the joint venture.
Red Sun will purchase shares of VRB Energy System (Beijing) Co., Ltd. (“VRB China”), a wholly-owned subsidiary of VRB, from VRB for $20.0 million and will complete a capital increase directly in VRB China in the amount of $35.0 million, which will be received over the course of the next 14 months. After closing, Red Sun will own 51% and VRB will own 49% of VRB China.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
The Company has determined that the criteria in determining if the disposal group is an asset held for sale have been met as at September 30, 2024.
The assets and liabilities held for sale as at September 30, 2024 are as follows:

Assets
Cash and cash equivalents	$212
Accounts receivable	1,640
Inventory	6,509
Prepaid expenses and deposits	688
Investments subject to significant influence	641
Property, plant and equipment	1,471
Total assets held for sale	$11,161

Liabilities
Accounts payable and accrued liabilities	$1,017
Lease liabilities	668
Contract liability	2,970
Total liabilities held for sale	$4,655
Red Sun completed its 51% acquisition of VRB China on October 31, 2024.
11. Equity:
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
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$3,314	$4,711	$8,991	$13,669
Exploration expenses	714	934	2,451	2,529
Research and development expenses	—	6	—	11
Cost of sales	—	—	—	5
	$4,028	$5,651	$11,442	$16,214

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
(i) Stock options:
During the nine months ended September 30, 2024, the Company granted stock options to certain directors, officers and employees of the Company. The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date.
Information related to stock options granted during the nine months ended September 30, 2024 is presented below.

	Grant date:
	March 11, 2024	April 8, 2024
Exercise price	$13.50	$13.50
Number of options granted	1,801,234	415,170
Weighted average assumptions used to value stock option awards:
Expected volatility	61.6%	60.1%
Expected life of options (in years)	4	4
Expected dividend rate	0%	0%
Risk-free interest rate	4.23%	4.56%
Weighted average grant-date fair value (per option)	$3.46	$4.72

12. Revenue:
The Company recognized revenue from the following sources:

	Three months ended September 30,		Nine months ended September 30,
Revenue type	2024	2023	2024	2023
Software licensing	$—	$—	$—	$400
Data processing services	671	229	1,569	550
Renewable energy storage systems (Note a)	—	10	—	1,282
Total	$671	$239	$1,569	$2,232
(a)At September 30, 2024, the Company did not have a contract liability relating to the sale of renewable energy storage systems as it was classified as a liability held for sale (December 31, 2023 — $2.4 million).

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
13. Exploration expense:

	Three months ended September 30,		Nine months ended September 30,
Project	2024	2023	2024	2023
Santa Cruz, USA	$15,141	$11,079	$63,456	$40,804
San Matias, Colombia (Cordoba)	4,063	7,292	10,817	22,059
Tintic, USA	2,343	6,030	9,544	9,105
Hog Heaven, USA	2,645	3,512	8,482	4,566
Unity, USA	1,396	107	3,046	128
White Hill, USA	1,294	618	1,625	1,368
Bitter Creek, USA	102	76	1,288	118
Carolina, USA	7	158	1,202	1,186
Lincoln, USA	340	1,641	478	2,118
Generative exploration and other	3,128	3,695	11,418	11,866
Total	$30,459	$34,208	$111,356	$93,318
14. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
Total expenses and accounts payable
Global Mining (Note a)	239	224	1,083	2,274	3,464	11,487
Ivanhoe Capital Aviation (Note b)	83	—	250	250	750	750
I-Pulse (Note c)	1,527	1,395	482	1,131	1,308	3,446
JCHX Mining Management Co., Ltd (Note e)	1,000	—	990	—	990	—
Total	2,849	1,619	2,805	3,655	6,512	15,683
Revenue and accounts receivable
Ma'aden Joint Venture (Note d)	200	—	300	—	963	—
Advances
Global Mining (Note a)	1,020	1,169	—	—	—	—
Ma'aden Joint Venture (Note d)	1,809	1,254	—	—	—	—
Deposit
I-Pulse (Note c)	4,165	4,233	—	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note e)	—	4,000	—	—	—	—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	2024	2023	2024	2023
Expense classification
Exploration expenses	1,353	1,441	2,142	7,773
General and administrative expenses	1,108	1,592	3,436	5,980
Research and development expenses	344	622	934	1,930
	2,805	3,655	6,512	15,683
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common stock at September 30, 2024 (December 31, 2023 — 7.1%). The advance provided to Global Mining is included in other non-current assets.
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
(d)The Company's majority owned subsidiary, CGI, provides geophysical data processing services to the Ma'aden joint venture and recognized revenue totaling $1.0 million.
At September 30, 2024 the Company has $1.8 million in accounts receivable owed by the Ma'aden joint venture for costs that the Company incurred on behalf of the Ma’aden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX Mining Management Co., Ltd (“JCHX") held 19.8% of Cordoba’s issued and outstanding common stock as at September 30, 2024 (December 31, 2023 - 19.8%).
In November 2023, $4.0 million was advanced to Cordoba by JCHX. In January 2024, Cordoba announced receipt of the second installment of $40.0 million relating to the strategic arrangement entered into with JCHX in May 2023. The $4.0 million loan was settled in full by applying it towards the second installment received as a payment in kind.
During the quarter ended September 30, 2024 JCHX provided engineering services to Cordoba totaling $1.0 million.

15. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	4,260	—	—	4,159	—	—
Other investments	1,289	750	—	2,239	750	—
Total financial assets	$5,549	$750	$—	$6,398	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
There were no movements in level three instruments for the three months ended September 30, 2024.
16. Segment reporting:
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
The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage and includes the assets and liabilities held for sale (Note 10).
Segment information for the periods presented is as follows:

	Three months ended September 30, 2024				Nine months ended September 30, 2024
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$671	$—	$671	$—	$1,569	$—	$1,569
Intersegment revenues	—	29	—	29	—	177	—	177
Loss (income) from operations	40,188	(203)	1,844	41,829	141,995	(327)	5,588	147,256
Segment assets	359,118	4,633	11,677	375,428	359,118	4,633	11,677	375,428

	Three months ended September 30, 2023				Nine months ended September 30, 2023
	Critical Metals	Data Processing	Energy Storage	Total	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$229	$10	$239	$—	$950	$1,282	$2,232
Intersegment revenues	—	37	—	37	—	100	—	100
Loss from operations	44,764	1,151	2,056	47,971	125,572	1,296	6,078	132,946
Segment assets	509,887	3,810	19,209	532,906	509,887	3,810	19,209	532,906
17. Commitments and contingencies:
In June 2022, the Company entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 14). As at September 30, 2024, one Typhoon™ transmitter had been delivered.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from our initial public offering or other offerings of our securities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: our mineral projects are all at the exploration stage and are subject to the significant risks and uncertainties associated with mineral exploration; the initial assessment for our Santa Cruz Project is only an early stage study of its potential economic viability and future studies and actual economic outcomes may vary greatly from those set forth in the initial assessment; we have no mineral reserves, other than at the Alacran project; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated or projected; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against one of our subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; and our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating, the potential for forest fires at many of our properties and our ability to establish a United States-based vanadium redox battery business.
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
Finally, in addition to our mineral projects, we also own a 90.0% controlling interest in VRB Energy Inc. ("VRB") which is primarily engaged in the design, manufacture, installation, and operation of vanadium redox flow energy storage systems. On September 23, 2024, VRB entered into binding term sheet with a subsidiary of privately held Shanxi Red Sun Co., Ltd., ("Red Sun") to create a 51/49 joint venture through VRB’s operating subsidiary in China. On October 15, 2024, VRB signed the definitive agreements, and the joint venture in China was formed on October 31, 2024 with formal completion to take place in early November 2024. The joint venture, which will receive a $35 million capital increase from Red Sun over the course of the next 14 months, was formed to expand manufacturing and sales of vanadium redox flow battery systems in Asia, Africa and the Middle East. In addition to the formation of the joint venture, Ivanhoe Electric and VRB, using $20 million of the transaction proceeds, are establishing a separate United States-based vanadium redox battery manufacturing business to be located in Arizona. This new United States based manufacturing business is 100% owned by VRB and will have intellectual property rights protections for the technology in the United States, Europe, the Americas and Australia.
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
In May 2024, we entered into an Exploration Alliance Agreement with BHP Mineral Resources Inc. (“BHP”), which sets out the framework for BHP and the Company to explore mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures following a discovery. The Agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15 million and thereafter the Company and BHP would provide funding on a 50/50 basis. The Company will provide access to one Typhoon™ system for use pursuant to the Exploration Alliance Agreement.
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
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
For the three months ended September 30, 2024 we recorded a net loss attributable to common stockholders of $43.2 million ($0.36 per share), compared to $77.9 million ($0.74 per share) for the three months ended September 30, 2023, which was a decrease of $34.6 million. Significant contributors to this decrease for the three months ended September 30, 2024 included a decrease of $3.7 million in exploration expenditures, a decrease of $30.0 million in the share of loss of equity method investees and a decrease of $0.6 million in general and administrative expenses compared to the three months ended September 30, 2023.
Exploration expenses were $30.5 million for the three months ended September 30, 2024, a decrease of $3.7 million from $34.2 million for the three months ended September 30, 2023. Exploration expenses consisted of the following:

	Three months ended September 30,
(In thousands)	2024	2023
Exploration Expenses:
Santa Cruz, USA	$15,141	$11,079
San Matias, Colombia (Cordoba)	4,063	7,292
Tintic, USA	2,343	6,030
Hog Heaven, USA	2,645	3,512
Unity, USA	1,396	107
White Hill, USA	1,294	618
Bitter Creek, USA	102	76
Carolina, USA	7	158
Lincoln, USA	340	1,641
Generative exploration and other	3,128	3,695
Total	$30,459	$34,208
During the three months ended September 30, 2024, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $15.1 million of exploration expenditure was incurred in the three months ended September 30, 2024 compared to $11.1 million incurred in the three months ended September 30, 2023. Activities during the three months ended September 30, 2024 at Santa Cruz were focused on geotechnical and hydrological drilling/laboratory testing along with advancing permitting and technical studies required to support a prefeasibility study;
•the Tintic Project where $2.3 million of exploration expenditure was incurred in the three months ended September 30, 2024 compared to $6.0 million incurred in the three months ended September 30, 2023. Activities during the three months ended September 30, 2024 were focused on diamond drilling in the Mammoth area;
•the Alacran Project where $4.1 million of exploration expenditure was incurred by Cordoba Minerals for the three months ended September 30, 2024 focused on the detailed engineering design of the Alacran mine; and
•the Hog Heaven Project where $2.6 million of exploration expenditure was incurred in the three months ended September 30, 2024 compared to $3.5 million incurred in the three months ended September 30, 2023. Activities during the three months ended September 30, 2024 were focused on diamond drilling in the Battle Butte area.
General and administrative expenses were $10.9 million for the three months ended September 30, 2024, a decrease of $0.6 million from $11.4 million for the three months ended September 30, 2023. The decrease was largely a result of a $1.4 million decrease in non-cash stock-based compensation expense from $4.7 million for the three months ended September 30, 2023 to $3.3 million for the three months ended September 30, 2024.
Share of loss of equity method investees was $4.3 million for the three months ended September 30, 2024, a decrease of $30.0 million from $34.2 million for the three months ended September 30, 2023. The decrease in loss was largely due to the three months ended September 30, 2023 including our recognition of a $33.0 million share of loss from the Ma'aden joint venture upon its formation due to the expensing of the land access rights in accordance with our accounting policy for exploration and evaluation costs.
Revenue for the three months ended September 30, 2024 was $0.7 million, an increase of $0.4 million from $0.2 million for three months ended September 30, 2023. CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100.0% of our revenue for the three months ended September 30, 2024 and 95.8% of our revenue for three months ended September 30, 2023 ($0.2 million). VRB generated none of our revenue during the three months ended September 30, 2024 and 4.2% of our revenue for the three months ended September 30, 2023 ($0.01 million).

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Percentage Change
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$670	$229	193%
Cost of sales	(256)	(114)	124%
Gross profit	414	115	262%
VRB: Energy storage systems:
Revenue	$—	$10	(100)%
Cost of sales	—	(161)	(100)%
Gross profit	—	(151)	(100)%
Total
Revenue	$670	$239	180%
Cost of sales	(256)	(275)	(7)%
Gross profit	414	(36)	(1244)%
CGI’s revenue for the three months ended September 30, 2024 was $0.7 million, an increase of $0.4 million from $0.2 million for the three months ended September 30, 2023. The increase in CGI’s revenue was a result of more data processing services being contracted for by customers than the prior period in 2023.
CGI’s gross profit for the three months ended September 30, 2024 was $0.4 million, an increase of $0.3 million from $0.1 million for the three months ended September 30, 2023. The increase in CGI's gross profit was consistent with the increase in revenue.
Due to the nature of VRB's contracts, revenue is typically recognized when an energy storage system is installed and commissioned. VRB did not complete any installations or commissionings during three months ended September 30, 2024 and therefore recorded no revenue during this period. During the three months ended September 30, 2023, VRB recognized $0.01 million in revenue in relation to a small maintenance service project.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024 we recorded a net loss attributable to common stockholders of $145.5 million ($1.21 per share), compared to $152.2 million ($1.57 per share) for the nine months ended September 30, 2023, which was a decrease of $6.7 million. Significant contributors to this decrease in net loss for the nine months ended September 30, 2024 included an increase of $18.0 million in exploration expenditures and a decrease of $26.7 million in the share of loss of equity method compared to the nine months ended September 30, 2023.
Exploration expenses were $111.4 million for the nine months ended September 30, 2024, an increase of $18.0 million from $93.3 million for the nine months ended September 30, 2023. Exploration expenses consisted of the following:

	Nine months ended September 30,
(In thousands)	2024	2023
Exploration Expenses:
Santa Cruz, USA	$63,456	$40,804
San Matias, Colombia (Cordoba)	10,817	22,059
Tintic, USA	9,544	9,105
Hog Heaven, USA	8,482	4,566
Unity, USA	3,046	128
White Hill, USA	1,625	1,368
Bitter Creek, USA	1,288	118
Carolina, USA	1,202	1,186
Lincoln, USA	478	2,118
Generative exploration and other	11,418	11,866
Total	$111,356	$93,318
During the nine months ended September 30, 2024, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $63.5 million of exploration expenditure was incurred in the nine months ended September 30, 2024 compared to $40.8 million incurred in the nine months ended September 30, 2023. Activities during the nine months ended September 30, 2024 at Santa Cruz were focused on a program of infill resource drilling, geotechnical, hydrological, and metallurgical drilling/laboratory testing along with advancing permitting and technical studies required to support a prefeasibility study;
•the Tintic Project where $9.5 million of exploration expenditure was incurred in the nine months ended September 30, 2024 compared to $9.1 million incurred in the nine months ended September 30, 2023. Activities during the nine months ended September 30, 2024 were focused on diamond drilling in the Mammoth area;
•the Alacran Project where $10.8 million of exploration expenditure was incurred by Cordoba Minerals for the nine months ended September 30, 2024 compared to $22.1 million incurred in the nine months ended September 30, 2023. Activities during the nine months ended September 30, 2024 were focused on preparing for and commencing detailed engineering design of the Alacran mine; and
•the Hog Heaven Project where $8.5 million of exploration expenditure was incurred in the nine months ended September 30, 2024 compared to $4.6 million incurred in the nine months ended September 30, 2023. Activities during the nine months ended September 30, 2024 were focused on diamond drilling in the Flathead Mine, West Flathead and Battle Butte areas.
General and administrative expenses were $34.2 million for the nine months ended September 30, 2024, which was consistent with the $34.7 million incurred for the nine months ended September 30, 2023.
Share of loss of equity method investees was $8.7 million for the nine months ended September 30, 2024, a decrease of $26.7 million from $35.4 million for the nine months ended September 30, 2023. The decrease in loss was due to the nine months ended September 30, 2023 including our recognition of a $33.0 million share of loss from the Ma'aden joint venture upon its formation due to the expensing of the land access rights in accordance with our accounting policy for exploration and evaluation costs.
Revenue for the nine months ended September 30, 2024 was $1.6 million, a decrease of $0.7 million from $2.2 million for nine months ended September 30, 2023. CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100.0% of our revenue for the nine months ended September 30, 2024 ($1.6 million) and 42.6% for the nine months ended September 30, 2023 ($1.0 million). VRB generated no revenue during the nine months ended September 30, 2024 and 57.4% of the revenue for the nine months ended September 30, 2023 ($1.3 million).

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Percentage Change
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$1,569	$950	65%
Cost of sales	(548)	(319)	72%
Gross profit	1,021	631	62%
VRB: Energy storage systems:
Revenue	$—	$1,282	(100)%
Cost of sales	—	(1,396)	(100)%
Gross profit	—	(114)	100%
Total
Revenue	$1,569	$2,232	(30)%
Cost of sales	(548)	(1,715)	(68)%
Gross profit	1,021	517	97%
CGI’s revenue for the nine months ended September 30, 2024 was $1.6 million, an increase of $0.6 million from $1.0 million for the nine months ended September 30, 2023. The increase in CGI’s revenue was a result of more data processing services being contracted for by customers than the prior period in 2023. CGI’s gross profit for the nine months ended September 30, 2024 was $1.0 million, an increase of $0.4 million from $0.6 million for the nine months ended September 30, 2023. The increase in CGI's gross profit was consistent with the increase in revenue.
Due to the nature of VRB's contracts, revenue is typically recognized when an energy storage system is installed and commissioned. VRB did not complete any installations or commissionings during the nine months ended September 30, 2024 and therefore recorded no revenue during this period. During the nine months ended September 30, 2023, $1.3 million of our revenue came from VRB as it delivered, installed and commissioned a 1MW/2MWh energy storage system to a customer in China.
Stock-Based Compensation
During the nine months ended September 30, 2024, we granted the following stock options to certain directors, officers and employees of the Company:
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
At September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $81.1 million and $205.0 million, respectively, and a working capital of $62.8 million and $176.8 million, respectively. Of the total cash and cash equivalents at September 30, 2024 and December 31, 2023, $13.0 million and $15.0 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
As at November 8, 2024, we believe that we will have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business decisions as well as, in particular, exploration success at our mineral projects. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
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
Cash Balances as of September 30, 2024
The table below discloses the amounts of cash disaggregated by currency denomination as of September 30, 2024 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars		Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$65,623	$844		$—	$—	$66,467
Colombia	—	—		10,183	—	10,183
Canada	2,127	1,157		—	—	3,284
Other	843	203		—	93	1,139
Total	$68,593	$2,204	$2,204	$10,183	$93	$81,073
Our subsidiary VRB, domiciled in the Cayman Islands, is subject to certain foreign exchange restrictions with respect to its People's Republic of China ("PRC") subsidiaries. There are foreign exchange policies in the PRC that limit the amount of capital that can be directly transmitted offshore from VRB’s PRC subsidiaries to VRB. Since their incorporation, these PRC subsidiaries have had accumulated losses and have not declared or paid any dividends or made any distribution of earnings. As at September 30, 2024, $0.2 million of Chinese Renminbi held by these PRC subsidiaries is classified as Assets Held for Sale. There were no cash transfers to or from our PRC subsidiaries in the form of intercompany loans during the nine months ended September 30, 2024.
Refer to Note 17 of our consolidated financial statements in our 2023 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
Note Payable
In May 2023, as part of the consideration for the acquisition of the surface title and associated water rights at the Santa Cruz Project we issued to the vendor a secured promissory note in the principal amount of $82.6 million. The promissory note included an annual interest rate of prime plus 1% and is to be paid in installments. In November 2023, Ivanhoe Electric repaid $34.3 million, plus accrued interest of the promissory note. Four equal principal payments of $12.1 million remain to be paid on the first, second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest.
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

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	(131,391)	(106,972)
Investing activities	(12,775)	(114,647)
Financing activities	27,209	330,964
Effect of foreign exchange on cash	(1,015)	40
Total change in cash	(117,972)	109,385
Operating activities
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities for the nine months ended September 30, 2024 of $131.4 million primarily was the result of $108.4 million of cash exploration expenditures and $24.4 million of cash general and administrative costs. The net cash used in operating activities for the nine months ended September 30, 2023 of $107.0 million primarily was the result of $90.6 million of cash exploration expenditures and $20.6 million of cash general and administrative costs.
Investing activities
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the nine months ended September 30, 2024 of $12.8 million was mainly attributable to $10.6 million related to payments for mineral interests, $1.2 million for the purchases of property, plant and equipment and $1.1 million for the purchase of investments that are subject to significant influence. In addition, we acquired cash of $0.2 million when we commenced consolidating SNC in March 2024.
Financing activities
During the nine months ended September 30, 2024, there were no significant financing activities as we continued to fund our operations with the proceeds from our September 2023 public offering. Our subsidiary, Cordoba raised $26 million during nine months ended September 30, 2024 in relation to financing its Alacran project through its strategic arrangement with JCHX.
Contractual Obligations
As of September 30, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2023. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024, for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of September 30, 2024, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 14 of our consolidated financial statements for the three and nine months September 30, 2024.
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

	March 11, 2024 Grant Date	April 8, 2024 Grant Date
Risk-free interest rate	4.2%	4.6%
Dividend yield	nil	nil
Estimated volatility	61.6%	60.1%
Expected option life	4 years	4 years
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of September 30, 2024.
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
As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2024
There were no unregistered sales of equity securities during the three months ended September 30, 2024.
Item 5. Other Information
During the quarterly period ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Term Sheet for the Creation of a Joint Venture (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2024	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)