Form 10-K
period 2024-12-31
Ivanhoe Electric Inc.
filed 2025-02-27
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NYSE American as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $917.9 million.
The number of shares of Registrant’s Common Stock outstanding as of February 27, 2025 was 132,565,318.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2024 in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 11-14 of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Annual Report.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect, predict or forecast. We qualify all of our forward-looking statements by the cautionary statements referenced above.

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

“CRD” means carbonate replacement deposit, which are high-temperature Ag-Pb-Zn deposits in carbonate rocks such as limestone.

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

“Grade” means the concentration of metal in a rock sample, usually given as weight percent. Where extremely low concentrations are involved, the concentration may be given in grams per tonne (g/t) or ounces per ton (oz/t) or parts per million (ppm). The grade of a mineral deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from the deposit. Grade is also used when disclosing the results of drilling activities that have been assayed.

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

“Recovery Rate” is a term used in process metallurgy to indicate the proportion of valuable metal physically recovered in the processing of ore. It is generally stated as a percentage of metal recovered compared to the total material originally present.

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
Summary of Risk Factors

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations, including the principal risks summarized below:

•Changes in the prices of copper or other metals Ivanhoe Electric is exploring for.
•The results of exploration and drilling activities and/or the failure of exploration programs or studies to deliver anticipated results or results that would justify and support continued exploration, studies, development or operations.
•The final assessment of exploration results and information that is preliminary.
•We will require substantial capital investment in the future and we may be unable to raise additional capital on favorable terms or at all.
•The significant risk and hazards associated with developing and operating any future mining operations, extensive regulation by the U.S. government as well as state and local governments.
•The need to obtain and maintain a variety of permits for mineral exploration and future mining operations.
•Changes in laws, rules or regulations, or their enforcement by applicable authorities.
•The failure of parties to contracts with Ivanhoe Electric to perform as agreed
•The impact of political, economic and other uncertainties associated with operating in foreign countries.
•The impact of health epidemics and other public health threats on the global economy.
In addition to the above summary of principal risks, you should carefully consider the more comprehensive list of risks discussed in this Annual Report under the section titled “Risk Factors.”

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
We are committed to the sustainable development of our projects by embedding Environmental, Social and Governance (“ESG”) criteria in our decision-making framework from the earliest stages of project exploration and development. We continue to build upon our team’s strong ESG track record for leveraging best practices to establish Ivanhoe Electric as a leader in the mining sector. Key considerations that will influence our decision making include, but are not limited to, using clean and renewable energy, and energy storage, in our future mining operations, following best practices to meet health, safety and environmental standards, optimizing our water resources, protecting local cultural heritage and biodiversity, minimizing our environmental footprint, as well as ensuring workforce diversity and hiring from local communities. Most importantly, the minerals that are the focus of our exploration and development efforts play a critical role by supporting electrification and enabling the clean energy transition.
Our United States Mineral Projects
Our sole material mineral project is the Santa Cruz Project in Arizona.
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
The Initial Assessment for the Santa Cruz Project, completed in September 2023, focuses on an underground copper mine with an average of 5.5 million tonnes mined annually, exclusively from the high-grade exotic, oxide and enriched domains of the Santa Cruz and East Ridge Deposits. The Initial Assessment estimates life of mine (“LOM”) copper production of 1.6 million tonnes over a 20-year mine life, with projected cash costs of $1.36 per pound of copper produced.
At the Santa Cruz Project, we are advancing environmental, technical, trade-off and economic studies in preparation for a Preliminary Feasibility Study for a copper mining operation incorporating leading technologies to improve efficiencies and costs. We are designing a technologically advanced mine that we expect to result in low carbon dioxide emissions per pound of copper produced and be a leading example of responsibly produced domestic copper.
Our other mineral projects in the United States include the Tintic Project, located in Utah, and the Hog Heaven Copper-Silver-Gold Project, located in Montana. We also hold a portfolio of exploration projects in the western United States, including projects in Arizona, Nevada, New Mexico and Montana.
For purposes of Subpart 1300 of Regulation S-K (“S-K 1300”), we are defined as an exploration stage issuer because our material property, Santa Cruz, is at the exploration stage and does not have any declared Mineral Reserves.

Map: United States Mineral Projects

HOG HEAVEN MT
Cu-Au-Ag
GRASSHOPPER MT
CU
WHITE HILL NV
Cu
TINTIC UT
CU-AU-AG
NEW YORK CANYON NV
Cu
BRISTOL NV
Cu
DELAMAR NV
Cu
PERSEVERANCE AZ
Cu-Au (CORDOBA)
BHP ALLIANCE NM, AZ, UT
Cu
BITTER CREEK AZ
Cu-Au
JAVELINA AZ
Cu-Au
SANTA CRUZ AZ
Cu

Ma’aden Ivanhoe Electric Exploration and Development Limited Company
In 2023, we established an exploration joint venture with the Saudi Arabian Mining Company (“Ma’aden”) (“Joint Venture”). The Joint Venture is owned 50/50 by Ivanhoe Electric and Ma’aden and has an initial term of five years, which may be extended up to 10 years upon mutual agreement of the parties. The Joint Venture operates through a limited liability company established under Saudi Arabian law (“Saudi JVCo”). Ma’aden has made available approximately 48,500 km2 of land under an exploration license (or license application) within Saudi Arabia for exploration by the Joint Venture. We contributed $66.4 million of the proceeds from the sale of our common shares to Ma’aden to initially fund Saudi JVCo and we provided Saudi JVCo with a royalty-free license to use Typhoon™ within Saudi Arabia for the purpose of mineral exploration. The license will remain exclusive to the Joint Venture in Saudi Arabia and effective during the term of the Joint Venture. Saudi JVCo has purchased three new generation Typhoon™ units from the Company’s former parent, I-Pulse, all of which have now been delivered to the Joint Venture and are active in Saudi Arabia. The Joint Venture has also entered into a services agreement with Computational Geosciences Inc. (“CGI”), our 94.3% owned subsidiary, pursuant to which CGI is responsible for the supply of the services for the analysis of data and processing of the full spectrum of geophysical datasets produced by the Typhoon™ systems. The Joint Venture commenced exploration activities in November 2023 and announced its first mineral discovery in January 2025.

Exploration Alliance with BHP Mineral Resources
In 2024, we established an exploration alliance (“Exploration Alliance”) with BHP Mineral Resources Inc.(“BHP”), a subsidiary of BHP Group Limited, to search for critical minerals in the United States. The Exploration Alliance Agreement sets out the framework for us (acting through a wholly owned subsidiary) and BHP to explore mutually agreed “Areas of Interest” or AOIs in the United States to identify projects within those AOIs that may become 50/50 owned joint ventures. The initial AOIs are in Arizona, New Mexico, and Utah. The Alliance is for an initial term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15 million and any subsequent funding would be on a 50/50 basis. We will provide the Exploration Alliance with access to one of its new generation Typhoon™ geophysical survey systems as well as the machine learning algorithmic software and data inversion services of CGI. In January 2025, the Exploration Alliance announced that it was conducting its first Typhoon™ survey at an area of interest in Arizona.

Other International Mineral Projects

As at December 31, 2024, our other mineral projects outside of the United States are the Alacran Project in Colombia (owned through our 62.5% interest in publicly traded company Cordoba Minerals Corp.), the Ivory Coast Project (owned through our interest in publicly traded company Sama Resources Inc. (“Sama”) and our 60% interest in a joint venture entity that directly owns the mineral titles of the project) in Ivory Coast, and the wholly owned Pinaya Project in Peru.

The Alacran Project (also known as the San Matias Project) is owned by our publicly-traded subsidiary Cordoba Minerals Corp. (“Cordoba”). At December 31, 2024, we owned 62.5% of Cordoba’s issued and outstanding shares. The Alacran Project, which is owned 50% by Cordoba and 50% by JCHX Mining Management Co., Ltd. (“JCHX”), is being developed jointly between the owners.
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
The Ivory Coast Nickel-Copper Project in Ivory Coast is focused on the Samapleu-Grata deposits and is operated through a joint venture, the Samapleu Nickel Corporation (“SNC”), with Sama. At December 31, 2024, we directly owned 60% of the joint venture entity SNC. The Ivory Coast Nickel-Copper Project has potential for a conventional open pit mining operation supporting 86.5 million tonnes of modelled mill feed together with 1.62 million tonnes of direct shipped laterite material entirely from the Grata, Main and Extension deposits and the Sipilou Sud Laterite deposit.
The Pinaya Gold-Copper Project, owned by our 100%-owned subsidiary Kaizen, covers approximately 101 km2 of granted title, plus an additional 28 km2 under application and includes more than 10 km of underexplored strike length in southeastern Peru. The Project is an intermediate stage exploration project and includes a NI 43-101 Mineral Resource estimate contained in a NI 43-101 Technical Report titled Pinaya Gold-Copper Project, Caylloma and Lampa Provinces, Peru, NI 43-101 Technical Report, with an effective date of April 26, 2016.
Typhoon and Computational Geosciences
In addition to our portfolio of mineral projects, we own, through a wholly-owned subsidiary, patents to a proprietary geophysical mineral exploration technology known as Typhoon™. We also own a 94.3% controlling interest in a data inversion business, CGI. CGI was founded in 2010 to commercialize innovative technology developed at the University of British Columbia, Canada to improve and enhance mineral exploration.
The Typhoon™ technology allows us to cost effectively and efficiently generate geophysical images of large-scale mineral deposits to depths of one and a half kilometers or more. CGI software technology consists of sophisticated codes to process geophysical data and build three-dimensional (“3D”) subsurface images that could indicate the presence of various sulfide metals and minerals. Typhoon™ can and has been used successfully to accelerate and de-risk the exploration process enabling a higher frequency of mineral discovery and lowering total exploration costs by more quickly identifying targets for drill testing over large areas of prospective land. Typhoon™ has proven to be an important exploration tool during its deployment at the Santa Cruz Project, the Tintic Project and in Saudi Arabia.

Map: Current and historical deployment of Typhoon™

Hog Heaven
Unity
Tintic
White Hill
Lincoln
Bitter Creek
BHP Alliance
Carolina
Santa Cruz
San Matias/Alacran
Cordoba
Pinaya
Kaizen
Blok 4
Cisne Pichaco
Antifogasto
Teck
Conico
SQM
IE and Ma'aden JV
Samapleu
Sama Resources
Ebende
Kaizen
Kopermyn
IBML
Oyu Tolgoi
Turquoise Hill
Bayan Tal
IBEX
Xintai
China Gold
Bundi
Apollo
Fairholme
Clancy
Trundle
Clancy
Blayney Straits
Typhoon Deployments
Zeus - Pre-Typhoon

VRB Energy
We also have interests in grid scale energy storage systems utilizing vanadium redox flow technology. We own a 90.0% interest in VRB Energy Inc. (“VRB Energy”), which itself owns 100% of VRB USA Inc. (“VRB USA”), an Arizona-based business focused on the development and manufacture of grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB Energy also has a 49% interest in VRB Energy System (Beijing) Co., Ltd, a joint venture in China (“VRB China Joint Venture”) with a subsidiary of privately held Shanxi Red Sun Co., Ltd., which owns 51% of the VRB China Joint Venture. The VRB China Joint Venture manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.

Mineral Projects
Our portfolio of highly prospective mineral projects, predominantly focused on copper and other metals needed for the clean energy transition, has been assembled by Robert Friedland and his team over the past decade.
The Santa Cruz, Tintic and Hog Heaven Projects are situated in the high-quality copper producing jurisdictions of Arizona, Utah and Montana, respectively. According to the Fraser Institute’s Annual Survey of Mining Companies, Utah and Arizona rank as some of the most attractive copper mining investment jurisdictions compared to other major copper mining jurisdictions around the world.

___________
Source: Fraser Institute 2023 Investment Attractiveness
Quality Assurance/Quality Control
Throughout all of our mineral exploration properties, quality assurance and quality control (“QA/QC”) measures are in place to ensure the reliability and trustworthiness of our exploration data and results. These measures include written standard operating procedures and independent verifications of aspects such as drilling, surveying, sampling, assaying, data management, and database integrity. Appropriate documentation of QC measures and regular analysis of QC data is essential as a safeguard for project data and form the basis for the QA program implemented during exploration.
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

United States
Santa Cruz Project, Arizona, USA (the “Santa Cruz Project”)

As used herein, references to the “Santa Cruz Initial Assessment” or “IA” is to the “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona”, by qualified persons SRK Consulting (U.S.), Inc., KCB Consultants Ltd., Life Cycle Geo, LLC, M3 Engineering and Technology Corp., Nordmin Engineering Ltd. (“Nordmin”), Call & Nicholas, Inc., Tetra Tech, Inc., INTERA Incorporated, Haley & Aldrich, Inc., and Met Engineering, LLC (collectively, the “Santa Cruz Qualified Persons”), dated September 6, 2023 and still current as of December 31, 2024. It was prepared in accordance with the requirements of S-K 1300. None of the Santa Cruz Qualified Persons is affiliated with us or any other entity that has an ownership, royalty or other interest in the Santa Cruz Project. The Technical Report Summary on the Santa Cruz Project, Arizona, U.S.A. is included as Exhibit 96.1 hereto. Scientific and technical information in this section is based upon, or in some cases extracted from these reports.

Location, Infrastructure, and Access. Our exploration stage Santa Cruz Project is located in Pinal County, Arizona, 11km to the west of Casa Grande and approximately a one-hour drive, on paved roads, south of Phoenix. The Santa Cruz Project encompasses approximately 75.66 km2 of land. Santa Cruz was discovered in the 1970s but was undeveloped due to market conditions as well as fragmented title and ownership. The Santa Cruz Project centroid is approximately -111.88212, 32.89319 (WGS84) in Township 6 S, Range 4E, Section 13, Quarter C.
Map: Location of the Santa Cruz Project within the state of Arizona.
Title. The Santa Cruz Project covers 75.66 km2, including 25.79 km2 of private land, 2.6 km2 of Stockraising Homestead Act (“SRHA”) lands, 238 unpatented claims covering 19.32 km2 of U.S. Bureau of Land Management (“BLM”) land, and 16 mineral exploration permits with the Arizona State Land Department (“ASLD”) covering 27.95 km2.
In 2024, Ivanhoe Electric’s wholly owned subsidiary, Mesa Cobre, executed an agreement with Central Arizona Resources (“CAR”) for the right to acquire 100% of CAR’s option over DRH Energy, Inc. (“DRHE”) mineral title, 39 federal unpatented mining lode claims, and 3 surface parcels. This option was exercised in August 2024 and we now own, through our wholly owned subsidiary Mesa Cobre, all mineral title over the project area. Aggregate consideration was $27.9 million, of which $10.0 million was paid in August 2024, plus certain contingent obligations discussed further below.
In May 2023, we acquired 5,975 acres of surface title from Legend Property Group (now known as Wolff-Harvard Ventures). At closing, we paid a total of $34.3 million to the seller, which included $5.1 million of previously paid deposits. We also issued a secured promissory note to the seller in the principal amount of approximately $82.6 million over a period of 4.5 years. The promissory note includes an annual interest rate of prime plus 1%. As at December 31, 2024, $36.2 million of principal is remaining to be paid on the promissory note.
In February 2022, Ivanhoe Electric acquired the surface title to 20 acres in the southeast area of the Santa Cruz Project known as Skull Valley. And in May 2022, we acquired the surface title to 100.33 acres in the northeast area of the Project known as CG100. At closing for CG100 we paid $300,000, and then on each the first and second anniversaries of the closing date we paid $300,000. On the third anniversary of the closing date, we will pay the final installment of $600,000 to release the deed from escrow.
The mineral rights to Skull Valley were acquired in February 2022 along with the surface title. The mineral rights to CG100 were acquired in May 2022 along with the surface title.
In November 2023, Ivanhoe Electric acquired 16 mineral exploration permits from ASLD, adding an additional 27.95 km2 of mineral control to the project. These permits are granted for 5-year terms provided annual renewals, renewal applications, and work commitment documentation or in-lieu fees are submitted. At the end of the 5-year term, Ivanhoe Electric can submit for a new mineral exploration permit and be “first in line” to receive another 5-year mineral exploration permit term. These permits grant us the exclusive right to explore for minerals during the permit term. Revenue generated by ASLD for these permits is used to support several public entities, including K-12 public education and State universities.

Royalty interests on the Santa Cruz Project include royalties in favor of ASARCO Santa Cruz, Inc. and Freeport Copper Company of a combined 5% NSR derived from DRHE portions of the project area, and in favor of Simmons Devcor Company of a 10% NSR on specific parcels (capped to $7 million with consumer price index calculation). In addition, six other NSR royalties in favor of several individuals encumber specified parcels of the project area with NSR royalty rates of 2%, 1%, 0.5%, 0.075%, 0.015% and 0.0125%. No royalty encumbers the entire known Mineral Resources at the Santa Cruz Project, other than the ASARCO Santa Cruz, Inc. and Freeport Copper Company royalty. The Simmons Devcor Company royalty and the several individual royalties aggregating to 2.09% encumber specified parcels of the project. NSR royalties are only payable upon production and sale of product. There are no advance royalties.
In addition, under the Option Agreement for Purchase and Sale dated August 16, 2021 between Central Arizona Resources, LLC (“CAR”) and DRHE (“Option Agreement”) as assigned by CAR to our wholly-owned subsidiary, Mesa Cobre, on October 27, 2021, there are potential additional payments to DRHE, including an “AMRC Payment” and a “Generational Payment”, to be calculated based on mineral reserves set forth in a definitive feasibility study (a “DFS”) and based on future mineral production. The AMRC Payment, if any, will be equal to $0.015 per pound of copper for every pound of additional mineable reserve copper over 2 billion pounds, as determined by the DFS, payable in five equal annual installments commencing one year following the commencement of commercial mining operations. The decision to proceed with commercial mining operations shall be at the sole discretion and determination of Mesa Cobre. The Generational Payment, if any, will be equal to $0.015 per pound of copper (adjusted based on a price index) for every pound of copper produced over and above the copper reserves estimate in the DFS. Pursuant to the Option Agreement, Mesa Cobre has committed to prepare the DFS no later than August 16, 2027, granted DRHE a right to elect to receive all or any portion of such future payments in the Company’s common stock at a 10% discount to the 5-day volume weighted average price, registration rights and is subject to indemnification obligations.

Map: Ivanhoe Electric Surface Rights of the Santa Cruz Project.

417000
420000
3645000
3642000
3639000
3645000
3642000
3639000
N
0
3,000
Feet
0
1,000 Meters
Projection: NAD83 Zone 12N

IE Surface Rights

Land Ownership: IE Surface Rights

Map: Ivanhoe Electric Mineral Rights of the Santa Cruz Project.

400000
410000
420000
430000
3650000
3640000
3630000
Maricopa (Ak Chin) Indian Reservation
Bon
387
10
N Maricopa Rd
238
Park West
Stanfield
84
Casa Grande
287
ay 84
8
0
2 Miles
0
3 Km
N
Projection: NAD83 UTM Zone 12N
IE Mineral Control

Land Ownership: IE Mineral Control

History. The first discovery of copper mineralization in the Santa Cruz Project area occurred in February 1961 by geologists from the American Smelting and Refining Company (“ASARCO”). They proceeded with preliminary geophysical surveys that same year, including IP, resistivity, seismic reflection, and magnetics. Upon positive results from the geophysical surveys, a small drill program of six holes was funded, with the last hole being the first to intersect the significant mineralization that became known as the ‘West Orebody’ and, in time, the Sacaton open pit mine which lies approximately 8 km to the northeast of the center of the Santa Cruz Project.
ASARCO expanded exploration efforts across the Casa Grande Valley and in 1964 the first hole was drilled on what is now the Santa Cruz Project. By May 1965, seventeen drill holes were completed without similar success, and ASARCO reduced its land position. Subsequent reviews in 1970-1971 deemed the Santa Cruz Project worth renewed exploration activity. Following the initiation of the Santa Cruz Joint Venture (“SCJV”) between ASARCO Santa Cruz, Inc. and Freeport McMoRan Copper & Gold Inc. in 1974, additional ground was acquired around the Santa Cruz North deposit. By this time, various joint ventures, as noted below, had staked considerable ground over and around what would eventually be the Casa Grande West (now Santa Cruz) deposit.
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
Existing and past land uses in the Santa Cruz Project area and immediately surrounding areas include agriculture, residential home development, light industrial facilities, and mineral exploration and development. Some dispersed recreation occurs in the area. The climate is dry, and most of the Santa Cruz Project area is flat, sandy, and sparsely vegetated. Portions of the Santa Cruz Project area are in the 100-year flood plain. Within the Santa Cruz Project area, approximately 85 acres of land located 1.2 km north of the intersection of N. Spike Road and W. Clayton Road was used during an in situ leaching project in 1991.
We have a large private land package covering the Santa Cruz Project area and area of known mineralization. The ability to operate on private land has the potential to reduce lengthy permitting timelines that result from federal permitting processes. The precise list of permits required to authorize the construction and operation of the Santa Cruz Project will be determined as the mining and processing methods are designed.
Permitting and encumbrances. Current exploration is conducted on private land. Royalties are discussed above, under “Title”. Current permits are listed in the Table below.
Table. Current permits for the Santa Cruz Project.

Permit Name	Agency	Status	Renewal Date	Requirements	Violations
Dust Control Permit DUSTW-22-0292	Pinal County Air Quality Control District (PCAQCD)	Approved	05/20/2025	Daily inspections; limit vehicle access to work areas; reduce vehicle speeds; water disturbed areas; apply stabilizers as needed; concurrent reclamation; install track-out devices as needed.	No Violations
Non-exempt Well Permit No. T-930301 Well Registration No. 55-930301 (MW-09)	Arizona Department of Water Resources	Approved	N/A	Approval to withdraw groundwater from a well under authorized Type 1 groundwater right No. 58-110104.0004. Maximum pumping capacity: 350 gallons per minute; maximum annual volume: 9.4 acre ft. Permittee shall monitor withdrawals and report the total amount withdrawn on an Annual Water Withdrawal and Use Report.	No Violations
NOI AZPDES Stormwater General Construction Permit AZCN96111	Arizona Dept. of Environmental Quality	Approved	06/30/2025	Stormwater Pollution Prevention Plan in place; monthly inspections	No Violations
Santa Cruz Mine Major General Plan Amendment DSA-24-00003	City of Casa Grande	Approved	N/A	Resolution No. 5273.29 - Land use designation of +/- 2.898 acres was changed from Neighborhoods to Manufacturing/Industry	No Violations

Temporary Use Permit DSA-22-00200	City of Casa Grande	Approved	11/08/2025	N/A	No Violations
Floodplain Use Permit FUP2206-165	Pinal County	Approved	N/A	Existing grades within the area of disturbance shall be restored per the reclamation plan.	No Violations
Special Flood Hazard Area Permit - CDP-23-01296	City of Casa Grande	Approved	11/08/2025	Existing grades within the area of disturbance shall be restored per the reclamation plan. Stormwater shall be managed per the Stormwater Pollution Prevention Plan.	No Violations.
Special Flood Hazard Area Permit - CDP-24-01218	City of Casa Grande	Approved	11/08/2025	Existing grades within the area of disturbance shall be restored per the reclamation plan. Stormwater shall be managed per the Stormwater Pollution Prevention Plan.	No Violations
Temporary Use Permit - (Non-SFHA) - DSA-23-00116	City of Casa Grande	Approved	11/08/2025	Existing grades within the area of disturbance shall be restored per the reclamation plan. Stormwater shall be managed per the Stormwater Pollution Prevention Plan.	No Violations
Temporary Use Permit - (Non-SFHA) - CDP-24-01233	City of Casa Grande	Approved	11/08/2025	Existing grades within the area of disturbance shall be restored per the reclamation plan. Stormwater shall be managed per the Stormwater Pollution Prevention Plan.	No Violations
Planned Area of Development (PAD) Amendment	City of Casa Grande	Approved	N/A	Ordinance No. 1178.287.01 - Zoning amended to allow for mining activities on approximately 3,323 acres of land for the Santa Cruz Project.	N/A
Exploration Drilling Reclamation Plan	Arizona State Mine Inspector (ASMI)	Approved	12/31/2025	Maximum extent of surface disturbance to be left unreclaimed at any one time during exploration operations is 20.0 acres.	N/A
The information and the table below identifies the major permits and approvals that we will need to obtain either prior to the construction or before start-up of the mine and processing plant(s). The permits listed are not meant to be all-inclusive and cover only the major permits required for the mine and processing plant that are known at the current time. Design information is in progress.

Major Permits or Approvals	Issuing Agency
Dust Control and Class II Air Quality Permits	Pinal County Air Quality Control District
Aquifer Protection Permit	Arizona Department of Environmental Quality
Mine Land Reclamation Plan Approval	Arizona State Mine Inspector
45-513 Groundwater Withdrawal Permit	Arizona Department of Water Resources
Recycled Water Discharge Permit	Arizona Department of Environmental Quality
Major Site Plan Approval	City of Casa Grande
Class V Underground Injection Control Permit	Ppl

Class V Underground Injection Control (“UIC”) Permit. A UIC permit is administered by Region 9 of the EPA under the federal Safe Drinking Water Act but the issuance of a Class V UIC permit, which is what the project would require for paste backfill, is “authorized by rule”. “Authorized by rule” means that an injection well may be operated without a permit as long as the owners or operators, submit inventory information to their permitting authority and verify that they are authorized to inject, operate the wells in a way that does not endanger underground sources of drinking water (“USDW”), and properly close their Class V well when it is no longer being used. After reviewing an owner or operator’s inventory information the permitting authority may determine that an individual permit is necessary to prevent USDW contamination. The technical information to support a UIC application is extensive and requires significant data on subsurface geology and hydrology. Detailed design would be needed and much of the data requirements would overlap with the Arizona Aquifer Protection Permit (below).
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

Mined Land Reclamation Plan Approval. All surface facilities must be reclaimed and a reclamation plan must be developed to describe the methods and the schedule for reclamation. In addition, a reclamation bond, the costs for a third-party to complete the reclamation, must be estimated. The reclamation plan and reclamation cost estimate must be provided to the Arizona State Mine Inspector for approval, a process expected to take 120 days. Financial assurance must also be secured by means of a surety bond, certificate of deposit, cash deposit and corporate guarantee, to ensure that the funds are available to complete reclamation in the event of operator default. The Santa Cruz Project is currently operating under an Exploration Drilling Reclamation Plan that has been approved by the Arizona State Mine Inspector. A Mined Land Reclamation Plan (“MLRP”) for full operations will be completed and submitted for approval prior to construction of the project.

45-513 Dewatering Permit. The Santa Cruz Project is located within the Pinal County Active Management Area and will require a permit to withdraw groundwater for dewatering purposes. Per Arizona Revised Statute 45-513, a person who is engaged in or proposes to engage in the extraction and processing of minerals shall be issued a dewatering permit for the beneficial use of the land for mineral extraction, for metallurgical processing, and for compliance with applicable environmental controls. Licensing time frames for a 513 dewatering permit include administrative completeness and substantive reviews with a public hearing for a total duration of 100 to 245 days.

Recycled Water Individual Permit. A Recycled Water Individual Permit is required for treatment and reuse of industrial reclaimed water. In the event the Santa Cruz Project has excess water, and the water must be treated prior to redistribution per the regulated priority uses, a Recycled Water Individual Permit must be issued by the Arizona

Department of Environmental Quality. Per the Arizona Administrative Code R18-9-7, licensing timeframes for permit approval can run anywhere from 186 to 294 business days.
City/County Zoning Changes. The Santa Cruz Project would be required to undergo the City of Casa Grande Entitlement Process in order to rezone the area from a “Planned Area of Development” designation to an “Industrial” designation. In accordance with the provisions of the Arizona Revised Statutes, the city council may from time to time change the zoning of parcels within the municipality. These changes in zoning classification are for the purpose of meeting the land use needs of the residents of the city in conformance with the city's general plan. A Major General Plan Amendment Application must be submitted and approved prior to a rezoning petition. The Major General Plan Amendment for the Santa Cruz Project has been approved. The Planned Area of Development (“PAD”) Amendment must be submitted after the Major General Plan Amendment approval is received. Once the PAD amendment is approved, a Major Site Plan must be submitted and approved prior to commencement of construction activities. The Major Site Plan and rezoning process both require a public hearing process and can be expected to take up to 250 days for final approval.
The Migratory Bird Treaty Act prohibits “Take” without prior authorization by the U.S. Fish and Wildlife Service (USFWS). This includes “Incidental Take” which is harming or killing resulting from, but is not the purpose of, carrying out an otherwise lawful act. Santa Cruz has implemented beneficial practices in accordance with USFWS Nationwide Standard Conservation Measures which include employee education, preconstruction surveys, nest monitoring, and avoidance of active nests. This may affect access points and the ability to perform work on the property. There are no known occurrences of federally listed threatened and endangered species and there are no planned impacts to potential federally regulated waters of the U.S. Portions of the Project site are a known nesting area for burrowing owls protected under the Migratory Bird Treaty Act and US Fish and Wildlife. Beneficial practices to avoid and minimize impacts to birds have been and will continue to be implemented as the Project develops.
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
Numerous large mine operations have been permitted in Arizona, and specifically in Pinal County where the Santa Cruz Project is located. Given the prevalence of copper mining, these jurisdictions have developed regulatory programs that have well-defined permitting requirements and that are relatively predictable in terms of the permitting process and associated timelines, although we cannot provide assurance that all permits will be received.
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
Exploration and Drilling. Ivanhoe Electric initiated our exploration on the Santa Cruz project with a twin hole program in 2021 to validate historical drill data and produce an initial Mineral Resource Estimate in 2021 (December 8, 2021) and accompanying Technical Report Summary (June 7, 2022). Further exploration in 2021 – 2022 included (i) geophysical surveys, comprising ground gravity, ground magnetics, Typhoon™ three-dimensional Perpendicular Pole Dipole Induced Polarization (“3D PPD IP”), refraction, and passive seismic, and a combination of diamond drill and rotary drilling totaling 88 holes and approximately 55,291 m. Exploration drilling in 2023 included a combination of diamond drill, rotary, and sonic drilling totaling 94 holes and approximately 68,300 m.
Exploration drilling in 2024 focused on the Texaco deposit and the Southwest Exploration Area with eight drill holes totaling approximately 8,700 meters completed. See 2024 Exploration Sampling Method and Table 1 below. Both drilling campaigns were guided by previous Typhoon™ surveys. Exploration drilling in the Southwest Exploration Area included four drill holes. The Southwest Exploration Area was recognized after the Company drilled an anomaly generated by Typhoon™ and intersected sulfide copper mineralization under cover more than one kilometer southwest of the Santa Cruz deposit. The deposits for the Santa Cruz Project are expected to have an updated Mineral Resource estimate as part of the Santa Cruz Project Preliminary Feasibility Study expected to be completed by the end of the second quarter of 2025. At December 31, 2024, Ivanhoe Electric has drilled over 249 holes totaling over 125 km length within the Santa Cruz Project area.

2024 Exploration Sampling Method

2024 exploration drilling and sampling are not included in the 2023 Initial Assessment. Sample intervals are planned on a half meter to two-meter-long basis in areas with good drill recovery (>70% recovery), with two-meter-long samples being the most common. In areas of poor drill recovery (<70% recovery), sample intervals are planned from run block-to-run block, for a maximum length equivalent to the maximum length of a drill run (10.5-feet; 3.2-meters). If two drill runs occur back-to-back with poor recovery, they may be combined into a single sample if the total recovered length of either run is less than half of one meter. Sample labels are custom printed and follow the labeling convention of the Hole ID with a three-digit sample identifier (e.g., SCC-139_001). Sampling books utilize a unique six-digit unique identifier.
Samples collected in 2024 were cut lengthwise in half, using the NTT Coresaw™ brand diamond-bladed saw. Each sample consisted of one-half of the split drill core, which was placed in an 8mm thick 18” x 24” plastic sample bag labeled with the sample number and a sample tag affixed to the outside of the plastic bag. The plastic sample bags were then placed in super sacks on pallets for transport to the laboratory facility.

Table 1 below details the eight 2024 Santa Cruz exploration drill holes with number of samples, total length of samples/assays, total drill hole length, lithology, and key geologic properties.

2024 Exploration Drilling	Number of Samples/ Assays	Sum of Sample Lengths (m)	Total Drill hole Length (m)	Lithology (with increasing depth)	Target	Key Geologic Properties
SCC-236	162	282.65	1123.80	Whitetail Conglomerate, Oracle Granite, Diabase, Porphyry	Southwest Exploration Area	Intermittent intercepts of copper mineralization as secondary copper sulfides
SCC-238	134	243.52	1023.52	Whitetail Conglomerate, Basal Conglomerate, Oracle Granite, Diabase, Porphyry	Southwest Exploration Area	Exhibited copper mineralization at Typhoon geophysical target as secondary copper sulfides
SCC-242	159	307.71	1149.71	Gila Conglomerate, Whitetail Conglomerate, Apache Leap Tuff, Basal Conglomerate, Oracle Granite, Porphyry	Texaco Deposit	Validated mineralization on northeast limit of Texaco as primary and secondary copper sulfides
SCC-244	57	102	1167.38	Whitetail Conglomerate, Oracle Granite, Diabase, Porphyry	Southwest Exploration Area	Intermittent intercepts of copper mineralization as secondary copper sulfides
SCC-245	33	58.04	1114.04	Whitetail Conglomerate, Apache Leap Tuff, Mafic Conglomerate, Oracle Granite, Porphyry, Diabase	Texaco Deposit	Refined northeastern limit of Texaco mineralization
SCC-246	72	133.15	924.15	Whitetail Conglomerate, Oracle Granite, Porphyry	Southwest Exploration Area	Intermittent intercepts of copper mineralization as secondary copper sulfides
SCC-248	256	474.18	1091.18	Whitetail Conglomerate, Basal Conglomerate, Oracle Granite, Porphyry	Texaco Deposit	Extended Texaco mineralization north as secondary and primary sulfides
SCC-249	140	239.87	1104.29	Whitetail Conglomerate, Basal Conglomerate, Oracle Granite, Porphyry	Texaco Deposit	Validated mineralization on northeast limit of Texaco as primary and secondary copper sulfides
Grand Total	1,013	1841	8,698.07

Sampling, Analysis and Data Verification. The sampling procedures for the IA include specific gravity measurements, geotechnical logging, photography (dry and wet), geological logging, and then sampling. Drill core was cut lengthwise, either in half or in quarters, using an NTT brand diamond bladed saw or a Husqvarna table saw. The sample consisted of one half or one quarter of the core which was placed in a plastic sample bag labeled with the sample number and the sample bag. samples were analyzed at one of four independent laboratories: Skyline Laboratories located in Tucson, AZ, USA; SGS Laboratories located in Burnaby, BC, Canada, SGS Lakefield, ON, Canada for SEQ Analysis; or American Assay Laboratories located in Sparks, NV, USA. All samples sent through SGS Laboratories were prepped at SGS Burnaby, BC, Canada. At the time, all assay labs were well established and recognized assay and geochemical analytical services companies and are independent of IE. All four laboratories are recognized by the International Standard demonstrating technical competence for a defined scope and the operation of a laboratory quality management system (ISO 17025). The Company submitted a blank, standard, or duplicate sample on every seventh sample. Sampling and analytical Quality Assurance/Quality Control protocols typically involve taking duplicate samples and inserting Quality Control samples (certified reference material and blanks) to monitor the assay results' reliability throughout the drill program.
Nordmin and Met Engineering, both Qualified Persons for the Santa Cruz Initial Assessment, are not aware of any drilling, sampling, or recovery factors that could materially impact the accuracy and reliability of the results. In the opinion of Nordmin and Met Engineering, the drilling, core handling, logging and sampling procedures meet or exceed industry standards and are adequate for the purpose of Mineral Resource estimation.
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

Mineral Resources. The December 31, 2022, Mineral Resource Estimate (“MRE”) set forth in the IA was prepared by Nordmin and includes a detailed geological and structural re-examination of the Santa Cruz, East Ridge, and Texaco Deposits. Nordmin has also confirmed that the MRE remained accurate as of December 31, 2024.
The Santa Cruz Deposit MRE benefits from approximately 116,388 meters of diamond drilling in 129 drill holes, the East Ridge Deposit MRE has 18 holes totaling 15,448 m, and the Texaco Deposit MRE has 23 drill holes totaling 21,289 m. All drill holes were completed from 1964 to 2022. Drilling in 2023 and 2024 was predominantly to further define the resource.
Diamond drill hole samples were analyzed for total Cu and acid soluble Cu using Atomic Absorption Spectroscopy ("AAS"). A decade after initial drilling, ASARCO re-analyzed select samples for cyanide soluble Cu (AAS) and molybdenum (multi-element ICP-MS). The Company currently analyzes all samples for total Cu, acid soluble Cu, cyanide soluble Cu, and molybdenum. Due to the re-analyses to determine cyanide soluble Cu within historic samples, there are instances where cyanide soluble Cu is greater than total Cu. It has been determined that the historic cyanide soluble assays are valid as they align with recent assays in 2022 drill holes.

Table:   In Situ Santa Cruz Project Mineral Resource Estimates as at December 31, 2024 and December 31, 2023,
at 0.70% Cu cut-off for Santa Cruz, 0.80% Cu cut-off for Texaco, and 0.90% Cu Cut-off for East Ridge

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
•The Mineral Resources are current to December 31, 2024.
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

The Santa Cruz Project did not have any Mineral Reserves as at December 31, 2024.

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
•Investigating heap leaching of Exotic, Oxide and Chalcocite mineral domains. The test program for heap leaching is in progress. Initial column leach testing progress is below.
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
One phase of column leaching tests was performed on two composite samples representing oxide and chalcocite mineral domains in the upper ore. There were no solution flow issues or operational issues in any of the column cells. Estimated copper recoveries and extraction rates on the two column cells cured with a chloride dopant were 98% and 94% copper and 70 and 63 days, respectively.
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
The Santa Cruz deposit is located approximately 430 to 970 meters below the surface. Based on the mineralization geometry and geotechnical information, an underground longhole stoping (“LHS”) method is suitable for the Oxide and Chalcocite-enriched domains within the deposit. The Santa Cruz deposit would be mined in blocks where mining within a block occurs from bottom to top with paste backfill (“PBF”) for support. A sill pillar is left in situ between blocks.
Within the Santa Cruz deposit, there is an Exotic domain located approximately 500 to 688 meters below the surface and to the east of the main deposit. The Exotic domain consists of flatter lenses that are more amenable to drift and fill (“DAF”) mining. Cemented waste rockfill would be used for support. The backfill would have sufficient strength to allow mining of adjacent drifts without leaving pillars.
The East Ridge deposit is approximately 380 to 690 meters below the surface and to the north of the main Santa Cruz deposit. The East Ridge deposit consists of two tabular lenses and would be mined using DAF with cemented waste rock backfill for support.
The mine would be accessed by dual decline drifts from surface, with one drift serving as the main access and the other as a railveyor drift for material handling. Mineralization would be transported from stopes via loader to an ore pass system and then to surface by the railveyor. Main intake and exhaust raises would be developed with conventional shaft sinking methods to provide air to the mine workings. The mine would target a combined production of 15,000 t/d from the Santa Cruz and East Ridge deposits.
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
Using historical data and the results of recent hydrogeologic testing, the hydrogeological conceptual site model was updated and the groundwater flow model was developed. The groundwater flow model was used to evaluate multiple passive and active dewatering scenarios for the proposed mine plan. With an active dewatering scenario pumping approximately 3,000 gallons per minute (“gpm”) for the first two years of life of mine (“LoM”), the model shows that the annual average residual passive inflows for the first 10 years of the mine are at or below 12,000 gpm. From year 11 through 25 of LoM, the residual passive inflows range from approximately 15,000 to 18,000 gpm.

Figure: Completed Mine Plan

Portal Box Cut
Exhaust Raise
430 m
below
surface
N
Intake Raise
Santa Cruz
Railveyor
Decline
Exotic
East Ridge
3,640,000N
3,640,500N
3,641,000N
3,641,500N
416,500E
417,000E
417,500E
418,000E

The table below summarizes the total tonnage and grades within the proposed mine plan.
Table: Mine Plan Summary

Classification	Domain	Tonnage (kt)	Total Soluble Cu (%)	Acid Soluble Cu (%)	Cyanide Soluble Cu (%)
Indicated	Total	74,713	1.64	1.07	0.39
Inferred	Total	25,530	1.60	0.99	0.48
Indicated + Inferred	Total	100,244	1.63	1.05	0.41
Source: SRK, 2023

Note:4.94 Mt of marginal material at a grade of 0.56% is not included in this table.

The IA is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this initial economic assessment will be realized, including whether the mine would be developed as set out in the IA.
Recovery Methods. The Santa Cruz Project processing facility would recover copper by conventional weak sulfuric acid agitated leaching of the oxide mineralized material, and by sulfide flotation of the residue produced after leaching. Leached oxide copper would be processed through SX/EW to produce high purity copper cathodes. Sulfide copper and by-product precious metals would be recovered in copper flotation mineral concentrate. Copper concentrates would be of suitable quality to be sold to a domestic or international copper smelters.

The following process flow diagram illustrates the potential sequence of operations to recover copper in the Santa Cruz plant. This flowsheet provides the basis for the process description that follows.
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
NOTES:
1. PLANT TO PROCESS 5,475,000 mtpy, 15,000 mtpd
2. PLANT SCHEDULED TO OPERATE 365 DAYS PER YEAR.
3. GRINDING PLANT FLOW RATES BASED ON NOMINAL CAPACITY OF 24 HOURS PER DAY AT 94% AVAILABILITY, 665 mtph
4. SAMPLER SHOWN FOR LOCATION ONLY

Source: M3, 2023
The nominal capacity of the mill process would be 5.475 million tonnes per year (“Mt/y”). Process availability factors include both the mechanical availability and the use of this mechanical availability. For the design, an availability factor of 92% was used throughout the plant because the primary and secondary grinding lines have a single ball mill in each.
The currently proposed mine plan for the Santa Cruz Project is based on a 365-day calendar year. The yearly mine production tonnage would vary from 4.0 million tonnes (“Mt”) at the start of production to a high of 5.9 Mt in Year 5 of production.
The mass balance was developed for the Santa Cruz process using MetSim mass balance software. The process simulation used overall recoveries of 96% for the acid soluble copper as cathode copper and 93% for the sulfide copper into concentrate.
Project Infrastructure. The Santa Cruz Project has excellent existing infrastructure including access to roads and interstate highways, railroads, power lines, and an abundant supply of water from dewatering operations and water rights associated with the private land constituting portions of Project. The Santa Cruz Project owns sufficient fee simple land to allow for all surface infrastructure including the process facility, Tailings Storage Facility (“TSF”), offices borrow pit, and other related mine structures.
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

Ivanhoe ELECTRIC
SANTA CRUZ
ARIZONA, USA
X Portal
Fence Line
Railroad
Existing Roads
Mine Roads
Property Boundary
Infrastructure
Admin / Mine Dry
Underground Support Shops and Warehouse
Paste Backfill Plant
Process Plant
Explosives Magazine
Solvent Extraction
Tank Farm
Cathode Storage
Laydown Area
Substation
Raffinate Pond
Pregnant Leach Solution Pond
Water Settling Pond
Chiller Station
Renewable Energy Generation Area
Phase 2
Phase 1
SLURRY PIPELINE
STOCKPILE FEED CONVEYOR
CRUSHER
RAILVEYOR
COARSE ORE STOCKYARD
BORROW PIT
TAILING STORAGE
Montgomery Rd
Clayton Rd
Midway Rd
AZ HWY - 84
SITE ENTRANCE
Mile
0
0.5
0
Km
1
N

Tailings Storage Facility. A significant portion of the mined material would be returned underground as backfill in the mine. Backfill is used to fill voids created during mining. By returning tailings as paste backfill underground, the size and impact of the surface Tailings Storage Facility (“TSF”) will be reduced.
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
Power for the Santa Cruz Project could be provided from a number of sources, or combination of sources, ranging from grid supply to microgrid renewable energy supply. The goal of the mine development is to achieve much of the energy supply from renewable sources, such as solar or geothermal, either at the start or through a phased in approach during the mine operation. The base case of the Santa Cruz Project is that the mine would operate using 70% renewable power within the first three years of operations.
Water. The water balance for the Santa Cruz Project indicates that there will be a surplus of water from the Project from dewatering of the underground operations. The mining and processing operations will consume approximately 3.5 million cubic meters (“Mm3”) of water per year, while water supplies from dewatering will range from 20 million to over 30 million cubic meters per year (“Mm3/y”). The amount of water for distribution to local stakeholders during operations will average 27 Mm3/y. The water balance excludes the water rights associated with the surface title of the land associated with the Santa Cruz Project.
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
Source: SRK, 2023

As the Santa Cruz Project is an early-stage greenfield project, there are a large number of contracts required for the development and operation of the site. None of the major required contracts have been executed at the time of this study.

Environmental, Closing and Permitting. The Santa Cruz Project is located on private land and permitting is primarily with the State of Arizona, Pinal County, and City of Casa Grande. See “— Permitting and encumbrances” for a detailed discussion of permitting requirements.
The utilization of a renewable microgrid will allow the Santa Cruz Project to produce copper with one of the industry's lowest carbon intensities. Such intensities highlight Ivanhoe Electric commitment to implementing cutting-edge mining techniques, conserving energy, and utilizing renewable energy.

In addition to the Exploration Drilling Reclamation Plan that has been approved by the Arizona State Mine Inspector, we will be required to submit a Mined Land Reclamation Plan for reclamation of all surface facilities. The closure approach and related closure cost estimates must be approved before facility construction and operation. See “— Permitting and encumbrances” for a detailed discussion of permitting requirements.
Capital and Operating Cost Estimates
Mining Capital Cost Estimate. The mining capital cost estimate is based on first principal cost model build-up and budgetary quotes. The initial mining capital costs plus sustaining mining capital costs in the IA are equal to $960.48 million, which includes an estimated capital of $878.08 million plus 9.4% contingency of $82.40 million.
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
Source: SRK, 2023
The Santa Cruz Project would require sustaining capital to maintain the equipment and all supporting infrastructure necessary to continue operations until the end of its projected production schedule. The sustaining capital cost estimate developed includes the costs associated with the engineering, procurement, construction and commissioning.
The IA estimate indicates that the Santa Cruz Project would require sustaining capital of $462.78 million to support the projected production schedule through the LoM, as shown below.
Table: Estimated Mining Sustaining Capital Cost

Item	US$ Million
Capital Development Cost	60.79
Equipment Purchase and Rebuilds	322.64
Mine Services	0
Owner Cost	35.71
Contingency	43.63
Total	462.78
Source: SRK, 2023
Process Capital Cost Estimate. The initial capital cost for the Santa Cruz plant and infrastructure facilities totals $563.7 million as summarized in the table below. This capital cost includes all process areas facilities in the Santa Cruz plant proper starting with the primary crushing, and continuing through grinding, agitated leaching, solvent extraction and electrowinning, leach residue neutralization, leach residue grinding, rougher flotation, concentrate regrinding, cleaner flotation, concentrate dewatering and tailing dewatering and pumping to the TSF. The initial capital expenditure includes the ventilation chiller for the underground mine, the main plant substation, fresh and process water ponds, and the batch plant, and the surface ancillary buildings.
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
Source: M3, 2023
Mining Operating Cost Estimate. The required mining equipment fleet, production operating hours, and manpower were estimated to arrive at mining costs. The mining cost estimate was developed from first principles and compared to recent actual costs.
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
Table: Process Plant Operating Expenditures (OPEX) Summary by Category

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
As permitted by Subpart 1300 and Item 601 of Regulation S-K, the IA includes an economic analysis of the Santa Cruz Project without taking into consideration Inferred Mineral Resources and also includes an economic analysis of the Santa Cruz Project including the Inferred Mineral Resources. It should be noted that the IA is preliminary in nature, and is based on Mineral Resources. Unlike mineral reserves, Mineral Resources do not have demonstrated economic viability. It should also be noted that the version of the economic analysis that includes inferred Mineral Resources includes inferred Mineral Resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this economic assessment will be realized.
The IA anticipates that the Santa Cruz Project would consist of an underground mine and processing facility producing both copper concentrate and copper cathode.
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
The book value of the Santa Cruz property and its associated plant and equipment as at December 31, 2024 was $177.1 million.
Table: Indicative Economic Results of the IA

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
Figure: Annual Cash Flow Summary (Without Inferred Material)
Source: SRK, 2023
For Conclusions and Recommendations by the Qualified Persons. Under the assumptions presented in the IA, and based on the available data, the Mineral Resource estimates show reasonable prospects of economic extraction.
The recommended program is for the Company to complete a Pre-Feasibility Study (“PFS”). The work program required to complete a PFS will consist of associated infill and exploration drilling, analytical and metallurgical test work, hydrogeological and geotechnical drilling, geological modeling, mine planning, and environmental baseline studies to support permitting efforts.
Proposed Plan of Exploration and Development

As recommended by the authors of the IA, we are advancing the Santa Cruz project to complete a PFS by the end of the second fiscal quarter of 2025. We have completed infill drilling to allow for drill results to be incorporated into an updated resource model that would allow for the Indicated Mineral Resource to be developed into an initial Probable Mineral Reserve for the life of mine.

We will explore different mine access locations and mining orientations for the Santa Cruz long hole stoping areas. There are areas that require long ore drives to access. Exploring different orientations can potentially lead to shorter ore drives and consequently shorter hauls to the ore passes. We are optimizing the stope size when additional geotechnical information is available. Once the geotechnical information is incorporated, the mining team will determine if an increase in the stope lengths or width is possible which may improve mining efficiency. Additionally, we are also evaluating more efficient materials handling methodologies. By developing a centralized materials handling system that can utilize ore passes inside the mineralized rock, production efficiencies can be optimized to reduce loader tramming and rehandling times. We are also conducting tradeoff and other studies analyzing alternative processing scenarios, including potentially heap leaching. We are also continuing to investigate renewable power options for the Project to develop costs and timelines for installing solar and other green power generating facilities on or near the site.

Other Properties
We have been active with several of our other mineral projects in the United States including the Tintic Project, located in Utah and the Hog Heaven Project, located in Montana. We also hold a portfolio of exploration projects in the western United States including projects in Arizona, Nevada, New Mexico and Montana.

Tintic Project, Utah, USA (the “Tintic Project”)

As used herein, references to the “Tintic Technical Report Summary” is to the “S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah” dated February 23, 2024 and still current as of December 31, 2024, by qualified persons SRK Consulting (U.S.) Inc. It was prepared in accordance with the requirements of S-K 1300. SRK Consulting (U.S.) Inc. is not affiliated with us or any other entity that has an ownership, royalty or other interest in the Tintic Project. The Technical Report Summary on the Tintic Project, Utah, U.S.A. is included as Exhibit 99.1 hereto. Scientific and technical information in this section is based upon, or in some cases extracted from these reports.

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

Title. Currently, Ivanhoe Electric holds various types of claims and leases through our wholly-owned subsidiary Tintic Copper & Gold Inc. (TCG) or other subsidiaries. Our holdings at the Tintic Project consist of:
•486 Patented claims comprising 19.62 km2;
•152 Patented claims and 1 fee parcel (subject to various lease or lease and option agreements) comprising 9.11 km2;
•474 Unpatented mining lode claims comprising over 38.79 km2;
•14.45 km2 of SITLA (Utah School and Institutional Trust Lands Association) mineral leases, in three agreements; and
•6 Hardrock Prospecting Permit (“HRPP”) applications on Bankhead-Jones lands in the Tintic Valley, comprising 61 km2.
To retain an unpatented claim on federal land in the USA, a $165 maintenance fee per claim is due annually by September 1st. Based on the current landholding this would amount to $78,210 in annual payments for claim retention.

In October 2017, Ivanhoe Electric (through its predecessor High Power Exploration Inc. (“HPX”) at the time) signed a purchase and sale agreement with Mr. Spenst M. Hansen (“Hansen”) to acquire 100% of his patented claims and a portion of his unpatented claims. The last payment installment was made on April 19, 2022, making Ivanhoe Electric the current owner. In August 2018, Ivanhoe Electric signed a further purchase and sale agreement with Hansen to acquire the patented claims on the Mammoth, North Star, and Gemini properties. Payments were made over a five-year period with escalating payments as defined in the Definitive agreement. The last payment installment was made on August 7, 2023, making Ivanhoe Electric the owner of the patented claims.
In addition to the Hansen agreements, Ivanhoe Electric entered into additional agreements, for the acquisition of claims, mineral and surface rights with numerous parties using various legal structures. These agreements are summarized in a simplified form in the table below.
Table. Summary of Tintic Land Agreements

Vendor	Deal Type	Status	Lease / Option Payment Frequency	Lease / Option Payment ($)	Start Date	Term	Expiration Date
Hansen Porphyry	Purchase and Sale	Closed	—	—	19-Oct-17	5 years	—
Applied Minerals Inc. (Dragon)	Exploration with Option to Purchase	Closed	—	—	22-Dec-17	Option Executed in 2020	—
Okelberry	Lease	Executed	annually	24,000.00	14-Feb-25	10 years with extensions	14-Feb-30
Gleed G Toombes	Purchase and Sale	Closed	—	—	1-Mar-18	Closed	—
New United Sunbeam Mining Company	Lease	Executed	annually	$10,000.00	21-Jul-18	10 years with extensions	21-Jul-28
Hansen Mammoth	Purchase and Sale	Closed	—	—	4-Oct-18	5 years	—
Hansen Gemini	Purchase and Sale	Closed	—	—	4-Oct-18	5 years	—
Hansen North Star	Purchase and Sale	Closed	—	—	4-Oct-18	5 years	—
SITLA	Lease	Executed	annually	$3,570.00	1-Dec-18	10 years	1-Dec-28
Lawrence Lee	Lease with Option to Purchase	Executed	annually	$5,000.00	5-Dec-18	10 years	5-Dec-28
Grand Central Silver Mines	Purchase and Sale	Closed	—	—	4-Apr-19	Closed	—
Duquette/McHatton	Lease with Option to Purchase	Closed	—	—	9-May-19	5 years	—
Adrian Vashon - Jassamine Claim	Lease with Option to Purchase	Closed	—	—	27-Jun-19	5 years	—
Oldroyd	Purchase and Sale	Closed	—	—	14-Jun-19	Closed	—
Todd Wilhite	Lease with Option to Purchase	Executed	annually	$15,000.00	9-Jul-19	7 years	9-Jul-26
Silver City Mines	Lease with Option to Purchase	Executed	annually	$10,000.00	20-Aug-19	10 years	20-Aug-29
Unpatented Claims	Maintenance Fees	—	annually	$165/claim	—	—	—
Tintic Gold	Lease with Option to Purchase	Executed	annually	$100,000.00	20-Jul-20	7 years	20-Jul-27
Crown Point	Lease with Option to Purchase	Executed	annually	$15,000.00	1-Aug-20	5 years with extensions	1-Aug-25
Steve Richins	Lease with Option to Purchase	Executed	on execution of option	$75,000.00	27-Oct-20	5 years	27-Oct-25
BLM	Prospecting Permits	Pending	annually	14,840.00	—	—	—
Tintic Pioneer Mining Company	Purchase and Sale	Closed	—	—	10/20/2022	—	—

Figure: Map of our claims and leases at the Tintic Project.
SRK, 2023
Royalties. Significant portions of the patented and unpatented mining lode claims are subject to NSR royalty agreements, ranging between 1% and 4%, which would be payable upon production and sale of product, i.e., there are no advance royalties.

Figure: Map of our royalties at the Tintic Project.
SRK, 2023
Property Condition, Stage of Development and History. The Tintic Project is an exploration stage project without Mineral Reserves or Mineral Resources. There is no mine in production at the Tintic Project and no mining activity by us has ever taken place on the land constituting the Tintic Project.
There is currently no significant equipment, infrastructure or facilities at the Tintic Project, and no mine development or operating equipment at the project site. Historical mine equipment, shafts, and adits are ubiquitous throughout the area. In 2021, we completed some basic rehabilitation on the Sioux-Ajax Tunnel to facilitate access and mapping. This included creating a tag system, installing a communications system, and washing the walls. Further rehabilitation is not currently planned or budgeted for and Ivanhoe Electric has prohibited access to the Sioux-Ajax Tunnel since March 2022. There is no mining or operating infrastructure at the Tintic Project that would be intended to be used in future mine operations.

Permitting and encumbrances. In July 2021, the Department of Natural Resources of the State of Utah approved Tintic Copper & Gold Inc.’s Notice of Intention (“NOI”) to Conduct Exploration, which has been amended multiple times by TCG, with the most recent amendment approved in May 2024. The current permit allows for up to 31.2 acres of surface disturbance, and 104 drill holes totaling 121,000 m (396,880 ft), Reclamation bonding is required by the state of Utah, and is assessed at $680,600.00, covering 100% of permitted surface disturbance and up to 16 open holes (20,000 m). Bonding is fulfilled through an insurance surety instrument.
There are two Recognized Environmental Conditions (“REC”) present on the Tintic project lands in the form of old mill sites. We do not anticipate doing any work in these areas, and therefore do not expect to trigger any potential environmental liability.
See “— Mining and Mineral Project Exploration Laws”.
Mineralization Styles. The host rocks at Tintic are Pre-Cambrian through Paleozoic sediments and carbonate rocks and were emplaced to their current position primarily during the Sevier orogeny (Cretaceous), forming a series of folds and thrusts, including a synform which forms the key host sequence in the Main Tintic District.
Our interests in the Tintic District are focused on the southern portion of the Main District where Paleozoic sedimentary rocks and late Eocene — Oligocene volcanic rocks are intruded by the Silver City intrusive complex. Thin-skinned thrusting during the Sevier orogeny resulted in a complex pattern of faults and folds in the Paleozoic stratigraphy dominated by the east-west Sioux-Ajax fault through Mammoth and a large, east-verging asymmetric anticline-syncline pair that is cut by northeast trending faults. The thrust faults that underlay this folding have been identified in mines in the East Tintic District and locally at surface when not covered by later volcanic rocks. North of the Sioux-Ajax fault, the ‘ore runs’ of the Main District occur as sub-horizontal bodies connected by chimneys or pipes were crossed by faults in the shared subvertical limb of the anticline-syncline pair and along the axis of the Tintic syncline at the eastern margin. Exposure of Paleozoic rocks south of the Sioux-Ajax fault is limited to a less than 2 km2 area between the Silver City intrusive complex to the southwest and overlying volcanic rocks to the southeast; it does not show the magnitude of folding found to the north of the fault. Instead, the beds here dip moderately to the northeast and are cut by steep reverse faults referred to as fissures when mineralized which continue south to the contact with the intrusion. These fissures and the subvertical chimneys and pipes tend to be more Cu-Au rich than the sub-horizontal Ag-Pb-Zn rich ‘runs’ north of the fault. Where these fissures intersect the contact with the Silver City intrusive complex, deposits of massive Fe-oxide and halloysite occur such as the Dragon Mine.
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
Exploration and Drilling. We commenced exploration on the Tintic Project in late 2017 with an airborne geophysical survey followed by on-the-ground exploration in early 2018. Surface exploration work included a ground geophysical survey and a geological baseline work program consisting of soil and rock grab sampling, age dating, petrology, mapping, prospecting, and identification of key intrusive and alteration phases. Additional work through 2018 and into 2019 included the re-logging of deep historical drill holes at the Dragon prospect and the compilation and 3D digitization of historical mines, underground workings, and mineralized zones termed ‘ore runs’. Exploration work in 2022, 2023 and 2024 included reverse circulation (“RC”) and diamond core drilling, geophysical surveys, and with small programs of soil samples, mapping, and surface sampling.

Exploration drilling at the Tintic Project in 2024 included nearly 6,500 meters in five deep drill holes along with four wedges from main holes (see table below) drilled in a continuous program from January to November. Drilling in 2024 focused on exploring the areas below the Mammoth Mine and deep Typhoon™ anomalies in the Mammoth Area.

Table. Summary of Ivanhoe Electric’s drilling on the Tintic Project from 2021 to 2024

Hole number	Year	Northing (m)	Easting (m)	Elevation (m)	Hole Type	Azimuth	Dip	Length (m)
TTR-001	2021	4416600	402919	1,803	RC	0	-90	251
TTR-002	2021	4416793	402924	1,809	RC	0	-90	332
TTD-003	2021	4420614	405078	2,166	Diamond	120	-60	469
TTD-004	2021	4420614	405078	2,166	Diamond	120	-50	436
TTD-005	2021	4420614	405078	2,166	Diamond	120	-80	371
TTD-006	2021	4420614	405078	2,166	Diamond	94	-45	379
TTD-007	2022	4417970	405385	1,989	Diamond	315	-60	997
TTD-008	2023	4418692	404339	1,938	Diamond	140	-75	748
TTD-009	2023	4419697	405490	2,119	Diamond	20	-50	1,401
TTD-010	2023	4420482	406305	2,216	Diamond	285	-50	794
TTD-011	2023	4420638	404648	2,052	Diamond	157	-65	828
TTD-012	2023	4420588	403430	1,942	Diamond	150	-59	549
TTD-013	2023	4420106	406113	2,241	Diamond	315	-63	581
TTD-013A*	2023	4420106	406113	2,241	Diamond	315	-63	1,519
TTD-014	2023	4419697	405490	2,119	Diamond	118	-58	1,320
TTD-015	2023	4419697	405490	2,119	Diamond	70	-58	1,395
TTD-016	2023	4417509	404485	1,882	Diamond	130	-77	1,436
TTD-017	2024	4420638	404648	2,052	Diamond	63	-64	1,028
TTD-017A*	2024	4420638	404648	2,052	Diamond	150	-59	515
TTD-018	2024	4420638	404646	2,052	Diamond	157	-65	610
TTD-018A*	2024	4420638	404646	2,052	Diamond	285	-50	1,106
TTD-018B*	2024	4420638	404646	2,052	Diamond	20	-50	838
TTD-018X*	2024	4420638	404646	2,052	Diamond	140	-75	350
TTD-019	2024	4419622	404918	2,105	Diamond	315	-60	1,421
TTD-020	2024	4420000	404419	2,040	Diamond	94	-45	1,669
TTD-021	2024	4421059	404479	2,102	Diamond	120	-80	1,264
* Drill hole wedged off of primary hole.
NOTE: Drilling in 2024 is not included in the Tintic Technical Report Summary.
In 2018 and 2019, a 72 km2 fully 3D induced polarization Typhoon™ survey was completed at Tintic with effective penetration depths averaging over 1.5 km, revealing porphyry copper-gold exploration potential areas. A ground gravity survey was also conducted in 2022 over an area of approximately 20 km2. A magnetotelluric survey was completed in 2024 and is being assessed, along with previously collected geophysical data
We have also compiled a drill hole database from over 125 years of exploration and development operations in the Tintic Project district by dozens of historical owners and operators. A total of 489 drill holes were completed historically on the Tintic Project by several prior owners and operators. However not all of the details are available.
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
The Tintic Project did not have any Mineral Resources or Mineral Reserves as at December 31, 2024.

Hog Heaven Project
The Hog Heaven Project in Montana is located on private land approximately 80 km south-southwest of the town of Kalispell, Montana. It is in the historical Hog Heaven District which consists of several high-sulfidation epithermal mineral deposits and prospects, as well as several historical mines, including the Flathead Mine. We believe the Hog Heaven District is underexplored at depth, with a substantial alteration footprint and multiple mineralized centers.
Brixton Metals Corporation (“Brixton”) owns the Hog Heaven Project through its subsidiary Brixton USA, covering an area of 24.32 km2 through the following interests: 2.59 km2 of deeded fee simple land both surface and minerals and 14.06 km2 of fee simple mineral rights held by Brixton USA. The balance, 7.67 km2, is held via lease of three parcels owned by the Chester Company Ltd.
In 2024, Ivanhoe Electric leased a further 4,925 acres of private surface and mineral rights at the Hog Heaven Project from a private owner, advancing additional consolidation of the district and providing additional access to areas prospective for porphyry systems. This lease is effective for an initial 10 year term and can be extended by up to 3 consecutive 10 year terms.

Figure: Hog Heaven plan map showing Ivanhoe Electric drill hole locations, historical mine workings, and historical drilling.

Current and Historical Drill Collars
2024 IE Drill Holes
Pre-2024 IE Drill Holes
Historical Drilling
2024 IE Drill Traces
Pre-2024 Drill Traces
Section Line
New Mineral & Surface Rights Leased in 2024*
New Surface Rights Leased in 2024
New State Land Applied for in 2024
Project Outline
672000
675000
678000
681000
684000
5316000
5313000
5310000
5307000
Flathead Mine
HHD-015
HHD-014
HHD-013
HHD-012
HHD-016
A
A'
HHD-019
HHD-020
HHD-018
HHD-021
HHD-022
Battle Butte Area
*Mineral and surface lease for 4,925 acres under long term from a private owner.
0
1 Mile
0
2 Km
N
Projection: NAD83 UTM Zone 12N

Ivanhoe ELECTRIC | HOG HEAVEN MONTANA, USA

We entered into an earn-in agreement on February 26, 2021 with Brixton as well as a subsidiary of Brixton, pursuant to which we may earn up to a 75% interest in the Hog Heaven Project by making cash payments totaling $4,500,000 and incurring an aggregate of $40,000,000 in exploration expenditures by 2032. We own 1.6% of the outstanding shares of Brixton, which we acquired from Newstar Advantage Ltd., an entity affiliated with Mr. Friedland (“Newstar”) on October 1, 2021 for Cdn$2.0 million. Newstar acquired shares and warrants of Brixton in a private placement for a purchase price of Cdn$2.0 million. Brixton used the funds to purchase a portion of a royalty on the Hog Heaven Project owned by Pan American Silver Corp. on which the Company had an earn-in.
Under our earn-in agreement with Brixton, we have the right to earn a 51% interest in the Hog Heaven Project by making a total of $4,500,000 in cash payments and incurring $15,000,000 in exploration expenditures at stage 1. We may also earn an additional 24% interest (for a total 75% interest) in the Hog Heaven Project by incurring an additional $25,000,000 in exploration expenditures at stage 2. In order to complete stage 1, in addition to incurring $15,000,000 in exploration expenditures, we are required to make $500,000 in cash payments each year for four years, and $1,000,000 in cash payments on or before each of the fifth and sixth anniversaries of the date of the earn-in agreement. As of December 31, 2024, we had incurred $21.4 million in exploration expenditures and made $2,000,000 in cash payments.
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
Ivanhoe Electric’s current exploration drill program at Hog Heaven has now completed twenty-two drill holes totaling approximately 24,400 meters (see table below) and is on-going.

Table. Summary of Ivanhoe Electric’s drilling on the Hog Heaven Project from 2022 to 2024

Hole number	Year	Northing (m)	Easting (m)	Elevation (m)	Hole Type	Azimuth	Dip	Length (m)
HHD-001	2022	5309703	678352	1,200	RC	275	-50	580
HHD-002	2022	5309025	678317	1,151	RC	265	70	1,002
HHD-003	2023	5309704	679760	1,067	Diamond	65	-85	1,249
HHD-004	2023	5308712	680093	1,027	Diamond	305	-55	1,316
HHD-005	2023	5310624	680725	1,250	Diamond	185	-80	1,249
HHD-006	2023	5310254	680748	1,210	Diamond	340	-61	774
HHD-007	2023	5310624	680727	1,255	Diamond	210	-75	825
HHD-008	2023	5310259	680752	1,226	Diamond	0	-60	735
HHD-009	2023	5310551	680533	1,206	Diamond	100	-77	785
HHD-010	2023	5310565	680364	1,214	Diamond	120	-70	1,212
HHD-011	2023	5310565	680364	1,214	Diamond	70	-65	633
HHD-012	2024	5310455	680458	1,181	Diamond	285	-75	544
HHD-013	2024	5310382	679768	1,111	Diamond	240	-70	1,158
HHD-014	2024	5310468	680273	1,192	Diamond	220	-60	865
HHD-015	2024	5310468	680273	1,192	Diamond	250	-60	594
HHD-016	2024	5310370	680372	1,169	Diamond	305	-80	1,344
HHD-017	2024	5309311	679466	1,077	Diamond	310	-75	1,395
HHD-018	2024	5309311	679466	1,077	Diamond	30	-85	1,489
HHD-019	2024	5309388	679564	1,058	Diamond	210	-85	1,853
HHD-020	2024	5309496	679775	1,078	Diamond	290	-75	1,573
HHD-021	2024	5309273	679704	1,079	Diamond	220	-77	1,441
HHD-022	2024	5309066	679489	1,056	Diamond	30	-75	1,754
Exploration efforts focused on identifying the extensions of shallow mineralization that characterized historical production near the Flathead Mine and exploring for porphyry systems in the Battle Butte Area associated with a deep Typhoon™-generated anomaly.
Five drill holes intersecting the Battle Butte Porphyry demonstrate a porphyry system believed to be starting at approximately 900 meters depth, with a vertical thickness of 800 meters, at least 600 meters by 400 meters in lateral dimension, and open to the east and northeast. Initial assay results show broad intervals of low-grade mineralization with a gold-to-copper ratio near one-to-one. Narrower but higher-grade sub-intervals are associated with the presence of the higher-grade copper sulfide mineral bornite (approximately 63% copper by weight), where the gold-to-copper ratio starts to increase.
Current evidence suggests that the Battle Butte Porphyry system is open to the east and north, where the Typhoon™ anomaly remains untested at depth. For 2025, continued exploration is proposed to test the Battle Butte Porphyry, searching for higher-grade copper-gold zones and the presence of additional porphyry centers across the project.
BHP- Ivanhoe Electric Exploration Alliance (the “BHP Alliance”).
On May 7, 2024, we entered into an Exploration Alliance Agreement with BHP Mineral Resources Inc. (“BHP”) for the exploration of mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures. The initial Areas of Interest are in New Mexico, Arizona, and Utah.
The Exploration Alliance Agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15 million and any subsequent funding would be on a 50/50 basis. Ivanhoe Electric has provided access to one of the new Generation 2 Typhoon™ systems as directed by an Alliance Management Committee and in accordance with the requirements specified in the initial work program and budget and other approved work programs and budgets.

The Exploration Alliance Agreement contemplates two stages – a Project Generation Phase and a Joint Venture Phase. A subsidiary of Ivanhoe Electric will be the operator during the Project Generation Phase and the operator of a project in the Joint Venture Phase will be mutually agreed upon in the future. During the Project Generation Phase, the parties will conduct early-stage generative exploration activities in the six initial Areas of Interest. The goal of these initial activities is to identify and stake mineral rights within the Areas of Interest to form a project and/or acquire such mineral rights from third parties. For each Area of Interest, an Area of Interest LLC will be created to hold the applicable rights and engage in all early-stage exploration. A subsidiary of Ivanhoe Electric will initially own 100% of each Area of Interest LLC. As of December 31, 2024, staking has occurred on one Area of Interest in New Mexico as well as in Arizona. In January 2025, the Exploration Alliance announced that it was conducting its first Typhoon™ survey at an area of interest in Arizona.

International
Saudi Arabian Joint Venture
Ivanhoe Electric and Ma’aden established a Saudi Arabian exploration Joint Venture (the “Joint Venture”) through the limited liability company, Saudi JVCo, to unlock the significant mineral potential in Saudi Arabia. The Joint Venture has exclusive access to explore approximately 48,500 km2 of underexplored land on the Arabian Shield that Ma’aden has made available to the Saudi JVCo.
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

The Al Amar Belt is considered highly prospective for VMS and epithermal deposit types with historical work identifying zinc, copper, lead, silver and gold mineralization. Twenty-four exploration licenses that make up the Al Amar Belt cover 1,934 km2. The Joint Venture’s first TyphoonTM survey covered 76 square kilometers near Ma’aden’s Al Amar gold-copper-zinc mine, which was completed in March 2024. Subsequent TyphoonTM surveys have covered an additional 162 square kilometers of the Joint Venture exploration license areas. Typhoon surveys on the Joint Venture exploration license areas had covered 238 square kilometers as of January 13, 2025, identifying several targets for drilling and other technical work programs such as mapping and sampling. The Joint Venture is currently operating three Typhoon™ systems in Saudi Arabia, one in the Al Amar belt and two in the Wadi Bidah belt.

On January 13, 2025, the Company announced initial drill results from the Joint Venture. The Joint Venture’s initial drill program focused on the Umm Ad Dabah prospect, near Ma’aden’s existing Al Amar gold-copper-zinc mine.
Table: Highlighted new drill intercepts from Umm Ad Dabah

Drill Hole	Location	From (m)	To (m)	Interval Length (m)	Copper (%)	Silver (g/t)
UAD- 005	Umm Ad Dabah	699.0	704.0	5.0	0.67	3.4
	and	717.9	731.0	13.1	1.31	4.5
UAD-006	Umm Ad Dabah	344.6	347.0	2.4	0.51	1.0
	and	351.0	353.2	2.2	0.41	0.8
	and	374.5	380.4	5.9	0.79	1.9
Mineralization is present as semi-massive to massive accumulations of precious metal-bearing iron and copper sulfides hosted in altered volcanic and volcaniclastic rocks. Drilling to date has defined a mineralized system extending over 250 meters in strike length and 400 meters down dip as

The Joint Venture employs a comprehensive industry standard Quality Assurance/Quality Control (“QA/QC”) program. Diamond drill core is cut lengthwise into 2 halves, 1/2 is sent to for assay, and 1/2 is left behind in a secure facility for future assay verification.
The Joint Venture uses ALS Minerals Laboratory in Jeddah, Saudi Arabia. This laboratory operates in accordance with ISO/IEC 17025. Gold is assayed by a 50 g fire assay with an atomic absorption finish. An initial multi-element suite including copper, molybdenum, silver, and additional elements are analyzed by four-acid digestion with an ICP-MS finish. All samples with copper values over 10,000 ppm and gold greater than 10 ppm are subjected to an overlimit method for higher grades, which also uses a four-acid digest with an ICP-ES finish, and fire assay with gravimetric finish. Certified reference materials, blanks, and duplicates are randomly but consistently inserted at the geologist's discretion and QA/QC geologist's approval into the sample stream to control laboratory performance.

Ivory Coast Nickel-Copper Project, Ivory Coast (the “Ivory Coast Project”)
The Ivory Coast Project is located approximately 650 road km northwest of Abidjan, Ivory Coast. As of December 31, 2024, our 69.1% interest in the Ivory Coast Project was held through our 22.7% equity interest in Sama and our 60% interest in the SNC joint venture described below. In 2024 we completed our 60% earn-in into SNC and as at December 31, 2024, we directly owned 60% of the joint venture entity SNC.
The Ivory Coast Project consists of three exploration permits owned by SNC, which is the joint venture vehicle in which we are partnering with Sama to advance the Ivory Coast Project, which cover a total of 517 km2, as well as two additional exploration permits held in a joint venture with Société pour le Développement Minier de la Côte d’Ivoire, a parastatal organization established by the Ivory Coast and which together cover 318 km2.
In March 2018, we entered into a binding term sheet for an earn-in and joint venture agreement with Sama which was subsequently formalized in March 2021 (the “Sama Earn-In and JV Agreement”). Pursuant to the terms of the Sama Earn-In and JV Agreement, we had the ability to earn a 60% shareholding interest in the Ivory Coast Project by incurring expenditures of Cdn$25,000,000 over a maximum of six years and meeting certain other conditions. In 2024, we completed our 60% earn-in.
In April 2018, pursuant to an investment agreement, Sama granted to us a right to nominate to the Sama board of directors two (2) directors as long as our shareholding interest of Sama remains above 10% but less than 50%, and four (4) directors if our shareholding rises to greater than 50%. Mr. Quentin Markin and Mr. Terry Krepiakevich are our director representatives on the board of Sama. Other than as shareholders of Sama, we do not have any interest in Sama’s gold projects in Liberia.

The Mineral Resource estimate for the Ivory Coast Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Glen Kuntz, P. Geo., our non-independent Qualified Person, reviewed and confirmed that the estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2024.

Map: Location of the Ivory Coast Project within the country Ivory Coast.
The Ivory Coast Nickel-Copper Project has potential for a conventional open pit mining operation supporting 86.5 million tonnes of modelled mill feed together with 1.62 million tonnes of direct shipped laterite material entirely from the Grata, Main and Extension deposits and the Sipilou Sud Laterite deposit. The Ivory Coast Nickel-Copper Project has a potential average annual production of 38,627 tonnes of 26% copper concentrate and 55,119 t of 13% nickel concentrate and an average annual nickel metal in concentrate of approximately 7,165 tonnes per year and copper metal in concentrate of approximately 10,043 tonnes per year over a 16 year mine life.
The estimates are preliminary in nature and include Inferred Mineral Resources, which are considered too speculative in nature to be categorized as mineral reserves. Mineral Resources that are not mineral reserves have not demonstrated economic viability. Additional trenching and/or drilling will be required to convert Inferred Mineral Resources to indicated or measured Mineral Resources. There is no certainty that the estimates for the Ivory Coast Nickel-Copper Project will be realized.

Alacran Copper-Gold Project, Colombia (the “Alacran Project”).
On July 31, 2017, we (then HPX) entered into an investment agreement with Cordoba. Under that agreement, Cordoba granted us a right to nominate directors to its board of directors based on our pro rata interest in Cordoba. The investment agreement provides for our nominees to the Cordoba board to be reduced to less than a majority of the directors if our ownership interest in Cordoba is diluted to below 50%, with further proportional reductions thereafter. Assuming the board of Cordoba is to be comprised of seven directors and we hold a 50% or greater interest in Cordoba, we are entitled to nominate four, with at least one of such nominees being independent. We own 62.5% of Cordoba as of December 31, 2024 and have nominated three directors currently serving on the Cordoba board: Quentin Markin, Jordan Neeser and Terry Krepiakevich.
On December 8, 2022, Cordoba announced a strategic arrangement with JCHX, whereby JCHX, through a wholly owned subsidiary, acquired a 50% ownership interest in CMH Colombia S.A.S. (“CMH”), a company existing under the laws of Colombia, for aggregate consideration of $100 million. CMH owns 100% of the Alacran Project and is the joint venture vehicle for Cordoba and JCHX in the strategic project level partnership. For its 50% interest, JCHX will pay the $100 million purchase price in three installments. The transaction closed on May 8, 2023, and $40 million was paid in cash as a first installment. A second installment of $40 million was fully paid in cash by January 4, 2024 following completion of additional technical studies and the filing of the Environmental Impact Assessment (“EIA”) to the relevant Colombian Government authority. A third and final installment of $20 million is payable in cash once the approval of the EIA is obtained, which must be within two years of the transaction’s closing date. Should the EIA not be approved by the second anniversary of the closing date, JCHX will have the option to elect not to complete this final installment, which will result in JCHX being diluted to 40% and Cordoba increasing to a majority 60% shareholding in CMH. Cordoba owns 50% of CMH while JCHX directly owns the other 50% of CMH.
A Joint Venture Shareholders’ Agreement (“JV SHA”) governs the relationship between Cordoba and JCHX, and sets forth the general responsibility and authority of the CMH board of directors, in addition to the entitlements of each shareholder. The JV SHA provides that (1) the CMH board comprises four individuals, of which two directors nominated by Cordoba and the other two directors nominated by JCHX; and for so long as the shareholdings in CMH remain 50%-50%, a Cordoba representative serves as the Chairperson of the CMH board, and possesses a casting vote on all matters subject to a list of reserved matters; (2) Cordoba is appointed as the operator and manager of the Alacran Project pursuant to a management services agreement and is responsible for setting the annual programs and budgets for the CMH board’s approval; (3) JCHX (or its affiliate) has right of first offer to bid on the Engineering, Procurement and Construction and Detailed Design Agreement contracts, provided that Cordoba has the right to open the process out to competitive tender; with JCHX having the right to match any competitive bid; and (4) JCHX (or its affiliate) shall be entitled to up to 100% of the offtake from the production currently estimated for the Alacran Project, provided that they are paying fair market value and they are the most competitive offer (including a matching right for other third-party proposals).
The Alacran Project is situated in the municipality of Puerto Libertador, which is approximately 390 km northwest of Bogotá, and 160 km north of Medellín in Colombia, amongst 22 mining concessions owned by CMH or its affiliates, of which, 5 licenses are part of the Alacran Project. Cordoba conducted several exploration programs between 2012 and 2023, consisting of geological mapping, geochemical sampling, geophysical surveys, and various drilling campaigns, that supported the completion of the technical studies in 2019, 2022 and 2023, which marks the beginning of the development phase for the Alacran Project.

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
The Mineral Resource and Mineral Reserve estimate for the Alacran Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Glen Kuntz, P. Geo., our non-independent Qualified Person, reviewed and confirmed that the projected economics and the Mineral Resource estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2024. Colin Shaw, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2024.

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

The Mineral Resource estimate for the Pinaya Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2024.

Map: Location of the Pinaya Project within the country of Peru.

Late Eocene - Early Oligocene Porphyry Belt
Late Paleocene - Early Eocene Porphyry Belt
Exploration/development project
Operating mine
City
CUSCO
Cotabambas
Las Bambas
Haquira
Antilla
Los Chancas
Trapiche
Constancia
NAZCA
Tintaya
Coroccohuayco
Antapaccay
Quechua
Mina Justa
Peru
Bolivia
Pinaya
Titicaca Lake
Zafranal
Chucapaca
AREQUIPA
Cerro Verde
Tia Maria
Los Calatos
Cuajone
Toquepala
Quellaveco
Ecuador
Colombia
Brazil
Peru
LIMA
AREQUIPA
N
Pacific
Ocean
Chile
0
100
km

Summary
Our portfolio of mineral exploration projects and equity investments are summarized in the tables below.
Table: United States Mineral Exploration Projects as of December 31, 2024.

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
Santa Cruz	Arizona, USA Surface 25.79 km2	Exploration	100% of surface rights	Mesa Cobre Holding Corp., a wholly-owned subsidiary (surface rights)	Copper	Fee Simple land, unpatented mining claims; Arizona State exploration permits	Mineral Resource	Not in production
	Mineral 75.66 km2	Exploration	100% of the mineral title	Mesa Cobre Holding Corp., a wholly owned subsidiary (remaining titles)

Tintic	Utah, USA 81.97 km2	Exploration	Options and lease rights to 100% of the mineral title by acreage	Tintic Copper & Gold, Inc., a wholly-owned subsidiary	Copper Gold	Patented and unpatented mining claims; SITLA leases, and Hardrock Prospecting Permit Applications	n/a	Not in production

Hog Heaven	Montana, USA 24.2 km2	Exploration	1.6% equity ownership of Brixton Metals Corporation 0.1% ownership in Brixton USA, with earn-in up to a 75% project interest	Brixton USA Corp. (joint venture company), a subsidiary of Brixton	Copper Silver Gold	Fee simple mineral rights, owned and leased, fee simple surface	n/a	Not in production

Javelina	Arizona, USA 17.34 km2	Exploration	100% Ownership	Diamondback Copper, LLC., a wholly owned subsidiary	Copper	Unpatented mining claims; Arizona State exploration permits	n/a	Not in production

White Hill	Nevada, USA 86.12 km [2]	Exploration	0% current ownership interest; Option to acquire 80% of the mineral title[1]	Bluebird Copper LLC / Ivanhoe Electric Nevada Holding Inc.	Copper Zinc Silver Gold Molybdenum	Unpatented mining claims	n/a	Not in production

BHP Alliance	New Mexico, USA 43.36 km2 Arizona, USA 46.21 km2	Exploration	100% Ownership	Sand Hill Exploration, Inc., a wholly owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Bitter Creek	Arizona, USA 36.54 km2	Exploration	100% Ownership	Bitter Creek Exploration Inc., a wholly-owned subsidiary	Copper Gold	Unpatented mining claims	n/a	Not in production

Grasshopper	Montana, USA 7.19 kmw	Exploration	100% Ownership	IE Montana Holdings Corp., a wholly-owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Bristol	Nevada, USA 11.37 km2	Exploration	100% Ownership	Ivanhoe Electric Nevada Holdings Inc., a wholly owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Delamar	Nevada, USA 16.64 km2	Exploration	100% Ownership	Ivanhoe Electric Nevada Holdings Inc., a wholly-owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
New York Canyon	Nevada, USA 30.62 km2	Exploration	0% current ownership interest; Option to acquire 100% of the mineral title	Golden Arrow Mining Corp. / Ivanhoe Electric Nevada Holding Inc.	Copper	Patented and unpatented mining claims	n/z	Not in production

Perseverance	Arizona, USA 116.23 km2	Exploration	62.5% shareholder in Cordoba, which has 51% ownership - 31.8% ownership interest	MMDEX LLC a joint venture company between Cordoba and Bell Copper Corp.	Copper	Fee simple, Arizona State Mineral Exploration Permits	n/a	Not in production
1 On January 16, 2025, the Company provided notice to Exiro Minerals USA Corp. of its election to terminate the earn-in agreement relating to the White Hills Project, which was effective in February 2025. As a result, the Company will not earn or vest any interest in the White Hills Project.

Table: International Mineral Exploration Projects as of December 31, 2024.

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
Saudi Arabia	Saudi Arabia 48,500 km2	Exploration	50% ownership of Joint Venture with Ma’aden	Ma’aden/Ivanhoe Electric	Base Metals Precious Metals	Exploration license or application	n/a	Not in production

Alacran	Colombia 104.6 km2	Development	Shareholder in Cordoba	Cordoba	Copper Gold Silver	Construction and Assembly; Exploration licenses	Mineral Resource & Mineral Reserve	Not in production

Ivory Coast Project	Ivory Coast 1,125 km2	Exploration	60% ownership of the Ivory Coast Project; Shareholder in Sama	Société pour le Développement Minier de la Côte d’Ivoire	Nickel Copper Cobalt PGE	Exploration license	Mineral Resource	Not in production

Pinaya	Peru 100.65 km2	Exploration	100% ownership	Canper Exploraciones S.A.C.	Copper Gold	Concession	Mineral Resource	Not in production
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
Table: Mineral Project Obligations and Payments 2025 - 2032, as at December 31, 2024 ($ thousands)

Mineral Project	Commitment	2025	2026	2027	2028-2032	2025-2032 Total
Santa Cruz (Wolff Harvard)	Non-discretionary	$12,081	$12,081	$12,081	$—	$36,243
Santa Cruz (Other)	Discretionary	$596	$—	$—	$—	$596
Santa Cruz (Total)		12,677	12,081	12,081	—	36,839
Hog Heaven (Montana)	Discretionary	$500	$1,000	$1,000	$18,567	$21,067
New York Canyon (Nevada)	Discretionary	1,700	—	—	—	1,700
White Hill (Nevada) [1]	Discretionary	525	700	750	9,779	11,754
Total		15,402	13,781	13,831	28,346	71,360
1 On January 16, 2025, the Company provided notice to Exiro Minerals USA Corp. of its election to terminate the earn-in agreement relating to the White Hill Project, which was effective February 15, 2025.

Mineral Resources and Reserves
Below is a summary table of estimated in situ Mineral Resources as at December 31, 2024, which are presented on a 100% project basis, exclusive of Mineral Reserves.

Company	Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Contained Cu (tonnes)	Contained Ni (tonnes)	Contained Au (oz)	Contained Ag (oz)	Geographic Area	Resource Category
100% Project Basis
Ivanhoe Electric[1]	Santa Cruz	Indicated	226,715,000	1.24	—	—	—	2,807,000	—	—	—	Arizona, U.S.	Copper
		Inferred	148,998,000	1.24	—	—	—	1,847,000	—	—	—
Kaizen Discovery Inc.[2]	Pinaya	Measured	8,204,000	0.326	—	0.600	—	27,000	—	158,000	—	Peru	Copper Gold
		Indicated	33,487,000	0.324	—	0.462	—	108,000	—	497,000	—
		Inferred	40,216,000	0.360	—	0.300	—	145,000	—	388,000	—
Sama Nickel Corporation Inc.[3,4]	Samapleu Main	Indicated	15,248,000	0.22	0.26	0.04	—	34,000	40,000	19,000	—	Ivory Coast	Nickel Copper
		Inferred	21,342,000	0.21	0.25	0.04	—	44,000	53,000	25,000	—
	Samapleu Extension	Indicated	514,000	0.16	0.25	0.02	—	1,000	1,000	400	—
		Inferred	10,885,000	0.22	0.28	0.02	—	24,000	31,000	9,000	—
	Grata	Indicated	3,645,000	0.29	0.28	0.04	—	11,000	10,000	5,000	—
		Inferred	67,272,000	0.25	0.24	0.04	—	166,000	164,000	83,000	—
	Sipilou Sud	Inferred	2,095,000	—	1.75	—	—	—	37,000	—	—
Cordoba Mineral Corp.[5]	Alacran	Indicated	1,522,000	—	—	0.24	2.65	—	—	14,000	43,000	Colombia	Copper Gold Silver
		Inferred	31,839,000	0.20	—	0.25	1.10	141,098,000	—	259,000	1,101,000
Total[6]		Measured	8,204,000	—	—	—	—	27,000	—	158,000	—	—	—
		Indicated	281,131,000	—	—	—	—	2,961,000	51,000	535,000	43,000	—	—
		Inferred	322,647,000	—	—	—	—	143,324,000	285,000	764,000	1,101,000	—	—
Below is a summary table of estimated in situ Mineral Reserves as at December 31, 2024, which are presented on a 100% project basis.

Company	Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Contained Cu (tonnes)	Contained Ni (tonnes)	Contained Au (oz)	Contained Ag (oz)	Geographic Area	Resource Category
Cordoba Mineral Corp.[7]	Alacran	Probable	97,950,000	0.41	—	0.23	2.63	403,000	—	739,000	8,289,000	Colombia	Copper Gold Silver
1S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona, dated September 6, 2023 - Santa Cruz Deposit 0.70% TCu cut-off, Texaco Deposit 0.80% TCu cut-off, and East Ridge 0.90% TCu cut-off; $3.70/lb Cu. Underground mineable shape optimization parameters include a long-term copper price of US$3.70/lb, process recovery of 94% and a mining recovery of 100%. Nordmin, our independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above remained accurate as of December 31, 2024.
2Kaizen Discovery Inc. NI 43-101 Technical Report Pinaya Gold-Copper Project, Caylloma and Lampa Provinces, Peru - Copper‐equivalent grade estimate based on $2.84/lb copper and $1,236/oz gold. Mineral Resources are reported at cut‐off grades of 0.25 g/t Au and 0.3% Cu Equivalent and average metallurgical recoveries of 80%. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above and in footnote 4 satisfy S-K 1300 standards and remained accurate as of December 31, 2024.

3Sama Nickel Corporation Inc. Assumptions include NSR Cut-off grade of $16.34/t milled; long-term metal prices of $3.75/lb Cu, $8.70/lb Ni, and $1,690/oz Au; mining costs of $1.68/t Saprolite, $2.26/t Fresh, $0.05/t incremental and $0.09/t sustaining capital, $13.02/t milled processing cost, $.3.32/t milled G&A, treatment charge of $105/t Cu conc. and $346/t conc. Ni; and metallurgical recoveries varied based on concentration and grade. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2024.

4Sama Nickel Corporation Inc. The Mineral Resource Estimate includes an inferred estimate for the Sipilou Sud laterite deposit including 2,095,000 tonnes of laterite at 1.75% nickel and 0.05% cobalt at a cut-off grade of 1.10% nickel. The deposit has an estimated 37,000 tonnes of nickel and 1,000 tonnes of cobalt.
5Cordoba Minerals Corp. NSR cut-off grade varied from $2.08/t to $9.88/t milled based on processing, and G&A costs as well as the recoveries in different unit, long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2024.
6Total Mineral Resources include an inferred estimate for the Sama Nickel Corporation Inc. Sipilou Sud laterite deposit including 2,095,000 tonnes of laterite at 1.75% nickel and 0.05% cobalt at a cut-off grade of 1.10% nickel. The deposit has an estimated 37,000 tonnes of nickel and 1,000 tonnes of cobalt.
7Cordoba Minerals Corp. Open pit cut-off value varied from $2.07/t to $10.26/t milled based on processing, and G&A costs as well as the recoveries in different units. Long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Colin Shaw, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2024.

Below is a summary table of estimated in situ Mineral Resources as at December 31, 2024, which are presented on an attributable basis, exclusive of Mineral Reserves.

Company	Deposit	Attributable Ownership of Deposit	Category	Attributable Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Attributable Basis
Ivanhoe Electric[1]	Santa Cruz	100.0%	Indicated	226,715,000	1.24	—	—	—	2,807,000	—	—	—	Arizona,U.S.	Copper
			Inferred	148,998,000	1.24	—	—	—	1,847,000	—	—	—
Kaizen Discovery Inc.[2]*	Pinaya	100.0%	Measured	8,204,000	0.326	—	0.600	—	27,000	—	158,000	—	Peru	Copper Gold
			Indicated	33,487,000	0.324	—	0.462	—	108,000	—	497,000	—
			Inferred	40,216,000	0.360	—	0.300	—	145,000	—	388,000	—
Sama Nickel Corporation Inc.[3,4]	Samapleu Main	69.1%	Indicated	10,661,000	0.22	0.26	0.04	—	24,000	27,000	13,000	—	Ivory Coast	Nickel Copper
			Inferred	14,747,000	0.21	0.25	0.04	—	30,000	37,000	17,000	—
	Samapleu Extension		Indicated	355,000	0.16	0.25	0.02	—	600	1,000	300	—
			Inferred	7,522,000	0.22	0.28	0.02	—	17,000	21,000	6,000	—
	Grata		Indicated	2,519,000	0.29	0.28	0.04	—	7,000	7,000	4,000	—
			Inferred	46,485,000	0.25	0.24	0.04	—	115,000	113,000	58,000	—
	Sipilou Sud		Inferred	1,448,000	—	1.75	—	—	—	25,000	—	—
Cordoba Mineral Corp.[5]	Alacran	31.2%	Indicated	475,000	—	—	0.24	2.65	148,000	—	4,000	13,000	Colombia	Copper Gold Silver
			Inferred	9,934,000	0.20	—	0.21	0.94	3,099,000	—	81,000	343,000
Total[6]			Measured	8,204,000	—	—	—	—	27,000	—	158,000	—	—	—
			Indicated	275,212,000	—	—	—	—	3,095,000	35,000	518,000	13,000	—	—
			Inferred	269,350,000	—	—	—	—	5,253,000	196,000	549,240	343,000	—	—
Below is a summary table of estimated in situ Mineral Reserves as at December 31, 2024, which are presented on an attributable basis.

Company	Deposit	Attributable Ownership of Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Cordoba Mineral Corp.[7]	Alacran	31.2%	Probable	30,560,000	0.41	—	0.23	2.63	126,000	—	230,000	2,586,000	Colombia	Copper Gold Silver
1S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona, dated September 6, 2023 - Santa Cruz Deposit 0.70% TCu cut-off, Texaco Deposit 0.80% TCu cut-off, and East Ridge 0.90% TCu cut-off; $3.70/lb Cu. Underground mineable shape optimization parameters include a long-term copper price of US$3.70/lb, process recovery of 94% and a mining recovery of 100%. Nordmin, our independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above remained accurate as of December 31, 2024.
2Kaizen Discovery Inc. Copper‐equivalent grade estimate based on $2.84/lb copper and $1,236/oz gold. Mineral Resources are reported at cut‐off grades of 0.25 g/t Au and 0.3% Cu Equivalent and average metallurgical recoveries of 80%. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates presented in the table above and in footnote 4 satisfy S-K 1300 standards and remained accurate as of December 31, 2024.
3Sama Nickel Corporation Inc. Assumptions include NSR Cut-off grade of $16.34/t milled; long-term metal prices of $3.75/lb Cu, $8.70/lb Ni, and $1,690/oz Au; mining costs of $1.68/t Saprolite, $2.26/t Fresh, $0.05/t incremental and $0.09/t sustaining capital, $13.02/t milled processing cost, $.3.32/t milled G&A, treatment charge of $105/t Cu conc. and $346/t conc. Ni; and metallurgical recoveries varied based on concentration and grade. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2024.

4Sama Nickel Corporation Inc. The Mineral Resource Estimate includes an inferred estimate for the Sipilou Sud laterite deposit including 2,095,000 tonnes of laterite at 1.75% nickel and 0.05% cobalt at a cut-off grade of 1.10% nickel. The deposit has an estimated 37,000 tonnes of nickel and 1,000 tonnes of cobalt.
5Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacran Project, in Colombia, Mineral Resource effective December 18, 2023 - NSR cut-off grade varied from $2.08/t to $9.88/t milled based on processing, and G&A costs as well as the recoveries in different unit, long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2024.
6Total Mineral Resources include an inferred estimate for the Sama Nickel Corporation Inc. Sipilou Sud laterite deposit including 2,095,000 tonnes of laterite at 1.75% nickel and 0.05% cobalt at a cut-off grade of 1.10% nickel. The deposit has an estimated 37,000 tonnes of nickel and 1,000 tonnes of cobalt.
7Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacran Project, in Colombia, Mineral Reserve effective October 21, 2021 - Open pit cut-off value varied from $2.07/t to $10.26/t milled based on processing, and G&A costs as well as the recoveries in different units. Long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Colin Shaw, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2024.

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

Type	Short title	Country	Grant Date	Grant Number	Expiration Date
Patent	Current signal generator and method of implementing such a generator	France	16/02/2018	FR2980653	22/09/2031
		Australia	05/01/2017	AU2012311429	21/09/2032
		Brazil	19/01/2021	BR112014006276	21/09/2032
		Canada	22/05/2018	CA2849558	21/09/2032
		Indonesia		Pending
		Turkey	21/04/2015	TR201403350B	21/09/2032
		USA	28/02/2017	US9584037	18/09/2033
Patent	Current generator and method for generating current pulses	France	04/04/2014	FR2988933	30/03/2032
		Australia	02/02/2017	AU2013241675	29/03/2033
		Canada	08/09/2020	CA2869170	29/03/2033
		Chile	30/10/2018	CL56649	29/03/2033
		Peru	20/05/2019	PE9489	29/03/2033
		USA	28/06/2016	US9379636	03/06/2033
Patent	Switch and system to inject current	France	28/01/2022	FR3105446	20/12/2039
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

Figure: Schematic of Typhoon™ at work.
We currently have four 1st Generation Typhoon™ units and six 2nd Generation Typhoon™ units, which allow us to evaluate multiple prospects at any given time. Three of the 2nd Generation units are owned by the Saudi JVCo and used under license. One 2nd Generation unit is dedicated to the Exploration Alliance with BHP.
The data processing and artificial intelligence software developed by our subsidiary CGI complements our Typhoon™ technology and represents the only software product that can efficiently process the full spectrum of geophysical data produced by Typhoon™.
Computational Geosciences

CGI is headquartered in Vancouver, British Columbia, Canada. It was founded in 2010 in order to capitalize on advanced software technology developed at the University of British Columbia that was designed to improve mineral exploration. The technology has undergone significant improvements over the years and extended its market reach into the oil & gas sector as well as water exploration activities. As of December 31, 2024, we owned 94.3% of CGI’s outstanding shares while 5.6% are equally held by CGI’s two co-founders. CGI was co-founded by Livia Mahler B.Sc., MBA, who currently serves as CGI’s Interim Chief Executive Officer, and Dr. Eldad Haber Ph.D., who currently serves as CGI’s Chief Technology Officer, and is a professor at the University of British Columbia.
CGI’s technology consists of sophisticated software codes and artificial intelligence tools (“AI”). The software codes are used to process geophysical data (including that generated by Typhoon™) in order to build accurate 3D subsurface images that indicate the presence of various metals and minerals, as well as water and oil. The AI tools are used to generate prospectivity maps for specific minerals, based on deep learning algorithms analyzing vast amounts of geoscience data.
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
VRB Energy - Vanadium Redox Flow Technology

In October 2024, VRB Energy Inc. (“VRB Energy”), a 90% owned subsidiary of Ivanhoe Electric, entered into definitive agreements providing for the creation of a 49%/51% joint venture (“VRB Transaction”) between VRB Energy and China Energy Storage Industry Co., Ltd. (“Red Sun”), a subsidiary of privately held Shanxi Red Sun Co., Ltd. Following the VRB Transaction, VRB Energy owns a 49% interest in the joint venture (“VRB China Joint Venture”), which manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets. The VRB China Joint Venture agreement provides for funding of the VRB China Joint Venture after the VRB Transaction to be pro rata and subject to a customary dilution formula. Certain matters may not be taken by the VRB China Joint Venture without the affirmative vote or consent of the shareholder holding, or the shareholders collectively holding, at least two-thirds (2/3) of the equity interest. The board will be set at six directors, with two nominees from VRB Energy. So long as VRB Energy owns 20% of the share capital of the VRB China Joint Venture, it shall be entitled to designate two of six directors on the board. From the date that VRB Energy has less than 20% of the share capital of the VRB China Joint Venture but more than 10%, it shall be entitled to designate only one of six directors. Should VRB Energy come to own less than 10% of the share capital of the VRB China Joint Venture, it shall not be entitled to designate any nominees on the Board. Subject to certain exceptions, the Board shall operate by majority vote. A cooperation agreement provides for certain allocations of business opportunities, supply arrangements, technical assistance and intellectual property arrangements as between the businesses of the VRB China Joint Venture and VRB Energy USA, Inc.
VRB Energy also owns 100% of VRB Energy USA, Inc. (“VRB USA”), an Arizona-based business focused on the development and manufacture of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. Pursuant to the VRB Transaction, the VRB China Joint Venture will receive approximately $35.2 million from Red Sun in tranches to be fully received by the end of 2025, with $12.7 million of those payments having been received to date. In addition, VRB Energy will receive $20 million from Red Sun in two tranches, to be completed by June 30, 2025, which will be used to advance VRB USA. On October 28, 2024, the first $10.0 million was deposited to an account in China jointly controlled by Red Sun and VRB Energy. Following receipt of several regulatory approvals required to transfer the funds outside of China, on February 12, 2025 VRB received the first tranche payment with the second tranche payment being due in June 2025.

The current commercial platform of both VRB China Joint Venture and VRB USA is the Third Generation Vanadium Redox Battery Energy Storage System (“Gen3 VRB-ESS”). The Gen3 VRB-ESS is a commercially validated system that presents a superior solution for grid-scale utility storage compared to existing lithium-ion batteries. We believe VRB-ESS® batteries deliver better levelized cost of storage with superior safety characteristics compared to lithium-ion battery systems. In 2023 VRB’s 1MW power module and 60kW cell stacks were certified to Underwriters Laboratories (“UL”) UL1973 product safety standards. UL 1973 is recognized as a global standard for commercially available battery energy storage.
The growing demand for renewable energy sources is expected to drive the demand for long-duration, long-lasting, safe and reliable vanadium flow batteries as a superior solution to lithium-ion batteries for grid scale energy storage.

We believe VRB-ESS® batteries can be charged and discharged over an almost unlimited number of cycles without wearing out and causing deterioration of the vanadium electrolyte, providing the lowest lifecycle cost of energy of any type of grid scale energy storage. In addition, VRB Energy’s proprietary electrolyte formula contains no heavy metals and the water-based electrolyte is non-flammable and 100% reusable.

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
Ivanhoe Electric is advancing ESG initiatives as it continues to explore the Company’s assets and move into mineral production. As part of its ongoing commitment to good corporate stewardship, in 2023 the Company hired a full-time senior leader to focus on its ESG initiatives. The new role leads cross-functional efforts to coordinate, execute, and communicate the Company’s ESG efforts and to integrate ESG policies, frameworks, goals, and metrics into the Company’s business risk and opportunity strategies.
Additionally, in 2024, the Board of Directors created a Health, Safety and Environmental (HS&E) Committee to oversee the Company’s key health, safety, environmental and social policies and related risks, opportunities and matters affecting the Company’s business. The HS&E and Audit Committees will ensure accurate reporting of ESG matters of the Company.
Environmental, Health, and Safety Matters
We are required to comply with numerous environmental laws, regulations and permits in addition to those discussed above. These additional requirements include, for example, various permits regulating road construction and drilling at our mineral projects. We endeavor to conduct our mining operations in compliance with all applicable laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry.
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
As of December 31, 2024, Ivanhoe Electric and its subsidiaries had 240 full time employees. We consider our relationship with our employees to be strong. None of our employees are represented by a labor union or party to a collective bargaining agreement.
History
2021 Reorganization and Financing
We were incorporated in Delaware on July 14, 2020, as a wholly-owned subsidiary of Ivanhoe Atlantic Inc. (which was then called HPX). On April 30, 2021, HPX completed a restructuring whereby HPX contributed (i) all of the issued and outstanding shares of HPX’s subsidiaries, other than those holding direct or indirect interests in its Nimba Iron Ore Project; (ii) certain property, plant and equipment; and (iii) certain financial assets, in exchange for shares of our common stock. HPX then distributed the shares common stock to HPX stockholders by way of a dividend, with each HPX stockholder receiving one share of our common stock for each HPX share of common stock then held by the stockholder.
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
Pursuant to the terms of the I-Pulse Convertible PIK Notes, upon the consummation of our initial public offering, the I-Pulse Convertible PIK Notes, including any accrued but unpaid interest, were able to be exchanged, in whole or in part, at the option of the holder, into shares of our common stock then held by I-Pulse at a price per share equal to $4.6929 per share of common stock, subject in each case to adjustment for any stock split, stock dividend, reverse stock split, or similar transactions. The I-Pulse Convertible PIK Notes were also convertible at the option of the holder at any time prior to maturity into shares of I-Pulse common stock. The I-Pulse Convertible PIK Notes matured on July 31, 2023.
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

Item 1A. Risk Factors
The following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, prospects, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information contained in this Annual Report, including our consolidated financial statements and related notes. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to our Mining Businesses and the Mining Industry

We operate no mines, and the exploration and development of our mineral projects into mines is highly speculative in nature, may be unsuccessful, and may never result in the development of an operating mine.

We operate no mines. Mineral exploration and mine development are highly speculative in nature, involve many uncertainties and risks and are frequently unsuccessful. Few mineral properties which are explored are ultimately developed into producing mines even if mineralization is identified. Most exploration projects do not result in the discovery of commercially mineable Ore deposits, and anticipated levels of recovery of Mineral Resources and mineral reserves, if any, may not be realized, nor may any identified mineral deposit ever be a commercially mineable (or viable) Ore Body which can be legally and economically exploited. Our exploration programs and activities may therefore not result in the discovery, development or production of a commercially viable Ore Body or mine. Currently, the San Matias Project is our only project with mineral reserves.

Even if mineralization is discovered, that mineralization may not be economic to mine. Significant time and expenditures are typically required to establish economic mineralization in the form of mineral reserves, to determine processes to extract the metals and, if required, to construct mining, processing, and tailing facilities and obtain the rights to the land and the resources (including capital) required to develop the mining operation. In addition, if we discover mineralization that becomes a mineral reserve, it will take several years to a decade or more from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, we may not be able to successfully develop a commercially viable producing mine.

Whether developing a producing mine is economically feasible will depend upon numerous additional factors, most of which are beyond our control, including the availability and cost of required development capital and labor, movement in the price of commodities, securing and maintaining title to mining tenements, as well as obtaining all necessary consents, permits and approvals for the development of the mine. The economic feasibility of mine development projects is based upon many factors, including the accuracy of Mineral Resource and Mineral Reserve estimates; metallurgical recoveries; capital and operating costs; government regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting and environmental protection; and metal prices, which are highly volatile. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary governmental permits and availability of adequate financing. Any of these factors may result in us being unable to successfully develop a commercially viable operating mine, needing to write-off part or all of our investment in our existing properties or needing to acquire additional properties.

We have no history of mineral production and may never engage in mineral production.

All of our mineral projects are at the exploration stage and have never been mined by us nor have we produced any revenue from mining operations. We also have no operating history upon which to base estimates of future operating costs, capital spending requirements, site remediation or reclamation costs or asset retirement obligations. Our company has no experience in developing or operating a mine. We may never develop and produce minerals from a commercially viable Ore Body or mine.

We have a history of negative operating cash flows and net losses and we may never achieve or sustain profitability.

We have a history of negative operating cash flows and net losses. We expect to continue to incur negative operating cash flows and net losses until such time as one or more of our mineral projects or other businesses generate sufficient revenues to fund our continuing operations. Given our history of negative operating cash flows and net losses, and expected future negative operating cash flows from operating activities and net losses, we expect to fund our continuing operations through the issuance of common stock to the public or other investors.

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

The Mineral Resource calculations for our projects are only estimates and may not reflect the amount of minerals that may ultimately be extracted from those projects.

Any figures presented for Mineral Resources or Mineral Reserves in this Annual Report and those which may be presented in the future are and will only be estimates and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be materially inaccurate. There is a degree of uncertainty attributable to the calculation of Mineral Resources and Mineral Reserves. Until Mineral Resources and Mineral Reserves are actually mined and processed, the quantity of metal and grades are considered as estimates only and the estimated levels of metals contained within such Mineral Resource and Mineral Reserve estimates may not actually be produced.

The estimation of Mineral Resources and Mineral Reserves is a subjective process that is partially dependent upon the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, mining experience, statistical analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. Estimates of Mineral Resources and Mineral Reserves can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, the metallurgy of the mineralization forming the mineral deposit, unusual or unexpected geological formations and work interruptions.

Mineral Resource and Mineral Reserve estimates may change adversely and such changes may negatively impact the viability of developing a mineral project into a mine.

Estimated Mineral Resources and Mineral Reserves may have to be recalculated based on changes in commodity prices, further exploration or development activity, loss or change in permits or actual production experience. Such changes could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence Mineral Resource estimates. The extent to which our Mineral Resources may ultimately be reclassified as mineral reserves depends on the demonstration of their profitable recovery and economic mineability.

In addition, Mineral Resource and Mineral Reserve estimates have been determined and valued based on assumed future metal prices, cut-off grades, and capital and operating costs that may prove to be inaccurate. Extended declines in the market price for minerals such as copper, gold, nickel and silver may render portions of our mineralization uneconomic and result in reduced reported volume and grades, which in turn could have a material adverse effect on our financial performance, financial position and results of operations, as well as a reduction in the amount of Mineral Resources or Mineral Reserves. In addition, Inferred Mineral Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. You should not assume that any part of an Inferred Mineral Resource will be upgraded to a higher category or that any of the Mineral Resources will be reclassified as Mineral Reserves. In addition, it may not be possible to economically mine or process any of our Mineral Resources.

Material changes in Mineral Resources or Mineral Reserves, if any, grades, stripping ratios or Recovery Rates may affect the economic viability of any project. Our future growth and productivity will depend, in part, on our ability to successfully develop and maintain commercially mineable mineral deposits at our existing properties or identify and acquire other commercially mineable mineral deposits, as well as on the costs of and results of continued exploration and potential development programs at our mineral projects.

Lack of reliability and inaccuracies of historical information could hinder our exploration plans.

We have relied on, and some disclosure in our technical reports is based, in part, upon historical data compiled by previous parties involved with our mining projects. To the extent that any such historical data is inaccurate or incomplete, our exploration plans may be adversely affected.

The prices of the minerals for which we are principally exploring change on a daily basis, and a substantial or extended decline in the prices of these minerals could materially and adversely affect our ability to raise capital, conduct exploration activities, and develop or operate a mine.

Our business and financial performance will be significantly affected by fluctuations in the prices of the key minerals we are principally exploring for (copper, nickel, gold, vanadium, cobalt, platinum group elements and silver). The prices of these minerals are volatile, can fluctuate substantially and are affected by numerous factors that are beyond our control, including prevailing interest rates and returns on other asset classes; expectations regarding inflation, monetary policy and currency values; speculative activities; governmental and foreign exchange rate decisions; decisions regarding the creation and disposal of mineral stockpiles; political and economic conditions; structural changes in demand including electrification; the availability and costs of metal substitutes; the location and the demand for products containing these key minerals; technological changes and changes in industrial processes, as well as economic slow-downs or recessions.

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

Title to surface and mineral rights within some of our projects may be uncertain or defective, and for certain of our projects, we do not own all of the mineral or surface rights

At certain of our projects we only own some of the mineral and surface rights. At the Tintic Project, the rights we do not own are held under option agreements or purchase agreements in respect of which title has not yet transferred to us. At the Tintic Project, five vendors continue to hold title to the remaining subsurface and surface rights, pending us making all required payments within the time required. If we do not make all the option or purchase agreement payments when due, or fail to pay the total amount to the owners, we will lose our right to acquire the subsurface mineral or surface rights at these projects.

At times, the owners of mineral and surface rights may be unable or unwilling to fulfill their contractual obligations to us. In addition, our option agreements and purchase agreements are often complex and may be subject to interpretation or uncertainties. The owners of mineral and surface rights and other counterparties may interpret our interests in a manner adverse to us. For these or other reasons, we could be forced to expend resources or take legal action to enforce our contractual rights. We may not be successful in enforcing our contractual rights. We may also need to expend significant monetary and human resources to defend our position. Such disputes to enforce our contractual rights could have adverse effects on our business, results of operations and financial condition.

Title to our properties may also be challenged, and we may not have, or may not be able to obtain, all necessary surface rights to develop a property. An unknown title defect on any of our mineral projects (or any portion thereof) could adversely affect our ability to explore, develop and/or mine the projects and/or process the minerals that we mine in the future. In addition to termination, failure to make timely tenement maintenance payments and otherwise comply with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

Our indebtedness and grant of security interests in certain of our assets could adversely affect our business.

We may incur indebtedness from time to time, which may be secured, including the promissory note that we issued as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at our Santa Cruz Project (the “Santa Cruz Promissory Note”), which is secured by a deed of trust on such assets (the “Deed of Trust”). Our mineral properties are in the exploration stage and we have limited sources of revenue from which to pay indebtedness. If we are unable to pay existing or future indebtedness when due, the holders will have rights against us, and in the case of secured indebtedness, the holders may potentially seize or sell the assets subject to the security interest. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects. In addition, the Deed of Trust requires us to pay the Santa Cruz Promissory Note in full prior to commencing material construction on the Santa Cruz Project, which could materially adversely impact our business and the value of the Santa Cruz Project and/or delay its development. See “Business — “Mineral Projects — Santa Cruz Project, Arizona, USA”.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and future development activities may not result in profitable mining operations.

The actual operating costs at any mineral project that we are able to develop into an operating mine will depend upon changes in the availability and prices of labor, equipment and infrastructure, general inflation in the economy, variances in Ore recovery and mining rates from those assumed in any mining plan that may be generated, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, the operating costs at any such future mine may be significantly higher than those set forth in a Pre-Feasibility or Feasibility Study that we may ultimately prepare and will use as a basis for construction of a mine. As a result of higher capital and operating costs, production and economic returns may differ significantly from those set forth in such studies and any future development activities may not result in profitable mining operations.

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

We are subject to environmental and health and safety laws, regulations and permits that may subject us to material costs, liabilities and obligations, including land reclamation and exploration restoration requirements.

We are subject to environmental, health and safety laws, regulations and permits in the various jurisdictions in which we operate, including those relating to, among other things, the removal and extraction of natural resources, the emission and discharge of materials into the environment, including plant and wildlife protection, remediation of soil and groundwater contamination, reclamation and closure of properties, including tailings and waste storage facilities, groundwater quality and availability, and the handling, storage, transport and disposal of wastes and hazardous materials. Failure to comply with these environmental, health and safety requirements may expose us to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. We expect to continue to incur significant capital and other compliance costs related to such requirements. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If our noncompliance with such regulations were to result in a release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing, as well as any new environmental, health and safety laws and regulations applicable to our business or stricter interpretation or enforcement of existing laws and regulations, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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
•changes in the cost of consumables;
•changes in the general rate of inflation in the economy;
•changes in royalty, duty, and tax rates;
•permitting costs and requirements; and
•general demand for skilled labor, steel, cement, industrial equipment and other components required for mining, any of which could cause material and adverse changes to our future capital and operating costs.
We may face opposition from organizations that oppose mining which may disrupt or delay our mining projects.
There is an increasing level of public concern relating to the effects of mining on the natural landscape, in communities and on the environment. Certain non-governmental organizations, community groups, public interest groups and reporting organizations (“NGOs”) that oppose resource development are vocal critics of the mining industry. In addition, there have been many instances in which local community groups have opposed resource extraction activities, which have resulted in disruption and delays to the relevant operation, and in some cases halted development altogether. NGOs or local community organizations could direct adverse publicity against and/or disrupt and/or halt our operations in respect of one or more of our mineral properties regardless of our successful compliance with social and environmental best practices, due to political factors, activities of unrelated third parties on lands in which we have an interest, or our operations specifically. Any such actions and the resulting media coverage could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
Our operations involve significant risks and hazards inherent to the mining industry.

Our operations involve the operation of large machines, heavy mobile equipment and drilling equipment. Hazards such as adverse environmental conditions, unusual or unexpected geological formations, metallurgical and other processing problems, industrial accidents, cave-ins, mechanical equipment failure, facility performance problems, fire and natural phenomena such as inclement weather conditions, excessive heat, floods, landslides and earthquakes are inherent risks in our activities. These hazards inherent to the mining industry can cause injuries or death to employees, contractors or other persons at our mineral projects, severe damage to and destruction of our property, plant and equipment, and contamination of, or damage to, the environment, and can result in the suspension of our exploration activities and future development and mine production activities. The occurrence of any of these events may delay, prevent, hinder or stop exploration and development activities altogether on any mineral project, and once in operation may cause mining activities to be suspended or cease altogether.
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
A significant portion of any future mining revenue from our operations is expected to come from a small number of mines.
If and when we begin generating revenue from future mining operations, a significant portion of our revenue is expected to come from a small number of mines or even a single mine, which means that adverse developments at these properties could have a more significant or lasting impact on our results of operations than if our revenue was less concentrated.

Joint ventures and other partnerships in relation to our properties may expose us to risks.
We have in the past entered into, are currently party to, and may in the future enter into, joint ventures, such as our current joint ventures with Ma’aden, Sama, and Red Sun, or other arrangements with parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Joint ventures may allow our joint venture partners to take important actions without our approval or may require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, such as budgeting and capital expenditures, an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, enforcement of intellectual property, litigation, the disposition of joint venture assets, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions, which could lead to a deadlock in the operations of the joint venture or partnership or our joint venture partner may be able to take actions with which we disagree. We may be unable to exert control over strategic decisions made in respect of such joint ventures. Joint ventures and similar arrangements may also impose financial, operational and other requirements on each of the parties. Any failure of us or such other companies to meet our and their respective obligations or to provide additional funding when required, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their business and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common stock.
We operate in a highly competitive industry.
The mining industry is highly competitive. Much of our competition is from larger, established mining companies with greater liquidity, greater access to credit and other financial resources, newer or more efficient equipment, lower cost structures, more effective risk management policies, more staff and equipment, and procedures and/or a greater ability than us to withstand losses. We also face competition from smaller mining companies looking to stake or acquire prospective mineral properties that we may also be seeking to acquire. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or devote greater resources to the expansion or efficiency of their operations than we can, or expend greater amounts of resources, including capital, in acquiring new and prospective mining projects. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain new or prospective properties or mines or significant market share to our detriment. We may not be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Increases in demand for, and cost of, exploration, development and construction services and equipment may have a material adverse effect on our business.

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

We have interests in, or rights to acquire interests in, a number of mineral projects through earn-in arrangements, options and similar agreements with the owner of the mineral project. These arrangements typically require us to commit to meet certain expenditure requirements on the mineral project and/or to pay certain fees to the mineral project owner, each within specified time frames. If we comply with the terms of such arrangements and make the required payments within the time periods required, we would then earn an interest in the project directly or in an entity that holds the legal title to the mineral project. Such arrangements are common in the mining industry and are often staged, with the company that is earning-in, earning an interest in the project at various stages and over various timeframes, resulting in a joint venture arrangement with the company that is the owner of the mineral project, or in some cases could result in the outright acquisition of the project from its owner.

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

The presence or lack of water may adversely affect our future mining operations.

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

Water may not be available in sufficient quantities to meet our future production needs and may not prove sufficient to meet our water supply needs. In addition, necessary water rights may not be granted and/or maintained. A reduction in our water supply could materially and adversely affect our business, results of operations and financial condition. This and we have not yet obtained the water rights to support some of our potential development activities and our inability to obtain those rights could prevent us from pursuing those activities.

As well, underground mining operations often encounter groundwater and aquifers that complicate the development and operation of underground mines. The presence of such water often requires additional engineering and capital to safely extract Ore from areas of water ingress and/or dewatering operations which increases both the capital and operating costs of underground mine development. The presence of water may therefore materially and adversely affect the costs of development and operating a mine.

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

In addition, climate change is perceived as a threat to communities and governments globally and stakeholders may demand reductions in emissions or call upon mining companies to better manage their consumption of climate-relevant resources. Negative social and reputational attention toward our operations may have a material adverse effect on our business, financial condition, results of operations and prospects. A number of governments have already introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent. If the current regulatory trend continues, this may result in increased costs at some or all of our mineral projects

Our subsidiary, Cordoba, is involved in lengthy litigation, which may adversely affect the value of our investment in it and its mineral projects.
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

RISKS RELATED TO OUR VANADIUM BATTERY BUSINESSES

Our Vanadium battery businesses may be unable to obtain sufficient suitable feedstock for future vanadium electrolyte production and/or may be unable to find suppliers of vanadium electrolyte at cost effective prices.

Our vanadium battery businesses currently purchase certain key raw materials, such as feedstock, for our electrodes and a variety of other components from a limited number of third parties. Our current suppliers may be unable to satisfy our future requirements on a timely basis or at all. Moreover, the price and quality of purchased raw materials, including vanadium electrolyte, components and assembled batteries could fluctuate significantly due to circumstances beyond our control. If we fail to secure a sufficient supply of key raw materials and components and we are unable to produce them in-house in a timely fashion, it could result in a significant delay in our manufacturing and shipments, which may cause us to breach our sales contracts with our customers. If we are unable to source vanadium electrolyte at cost effective prices the willingness of customers to purchase our vanadium batteries may be limited. Furthermore, failure to obtain sufficient supply of these raw materials and components or produce them in-house at a reasonable cost could also harm our revenue and gross profit margins.

Developments in alternative technology may adversely affect the demand for vanadium battery products.

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

Our vanadium battery businesses may experience significant delays in the design, production and launch of its battery projects, which could harm our business, prospects, financial condition and operating results.

Our vanadium battery businesses’ research and development team is continually looking to improve its battery systems. Any delay in the financing, design, production and launch of new products could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, production and commercial release of new products, and to the extent we delay the launch because of the items identified above, our growth prospects could be adversely affected as we may fail to grow our market share, to keep up with competing products or to satisfy customers’ demands or needs.

Our vanadium battery businesses may be adversely affected by any technical limitations in our software and hardware systems

Our vanadium batteries rely on software and hardware, including software and hardware developed or maintained internally or by third parties that is highly technical and complex and will require modification and updates over the life of a battery. In addition, certain of our products depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet the objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within our software and hardware. Remediation efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our brand, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

Our vanadium battery joint venture in the People’s Republic of China (“PRC”) may be negatively impacted by laws and policies of the Government of the PRC or the state of PRC-United States relations.

A deterioration in the United States-PRC relationship, which may be evidenced by tariff and non-tariff barriers, lack of advancement on trade negotiations, domestic “buy local” policies, lack of business travel and business contact, and potentially sanctions or other barriers to commerce, may negatively affect our vanadium battery joint venture, business prospects, results of operations and cash flows. The joint venture also helps our United States business source equipment and components in China that are used in the United States. An increase in tariff and non-tariff barriers may significantly increase the cost of such equipment and components, or may prohibit their importation into the United States altogether. If we are unable to obtain such equipment and components at cost effective prices, our ability to assemble and sell vanadium batteries in the United States may be materially and adversely affected.

There is no assurance that Red Sun will satisfy its payment obligations to the VRB China Joint Venture and to us in full or in a timely manner.

Pursuant to the VRB Transaction, we, through VRB Energy, are entitled to receive $20 million in cash from Red Sun payable in two equal tranches, which we plan to use for the growth and advancement of VRB USA. The Chinese RMB equivalent of the first tranche was paid at closing into a bank account in China that is jointly controlled by VRB Energy and Red Sun, as is required under Chinese law. The transfer of those jointly controlled funds to a bank account outside of China required several Chinese regulatory approvals, all of which have now been received. The second tranche is payable by June 30, 2025. The VRB China Joint Venture is also entitled to receive approximately $35.2 million in tranches to be received by the end of 2025, of which $12.7 million was paid following the closing of the transaction. There can be no assurance that Red Sun will satisfy its remaining payment obligations to VRB China Joint Venture or to us in full or in a timely manner. Any delay, reduction or failure to make these payments could have an adverse effect on the business of the VRB China Joint Venture and our plans for VRB USA.

RISKS RELATED TO INTELLECTUAL PROPERTY

If we are unable to successfully obtain, maintain, protect, enforce or otherwise manage our intellectual property and proprietary rights, we may incur significant expenses and our business may be adversely affected.

Our success and ability to compete depends in part upon the proprietary nature of, and protection for, our products, technologies, processes and know-how.

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

In addition, our vanadium battery businesses rely on patents to establish and protect its intellectual property rights in the PRC, the United States and other jurisdictions. As a result, our vanadium battery businesses may be required to spend significant resources to monitor and protect their intellectual property rights. Litigation brought to protect and enforce its intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of its intellectual property. Furthermore, efforts to enforce intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of its intellectual property rights. In addition, competitors to our vanadium battery businesses may develop similar products that do not conflict with the vanadium battery businesses’ intellectual property rights, may design around their intellectual property rights or may independently develop similar or superior technology. Failure to establish, protect and enforce the intellectual property rights owned by the vanadium battery businesses could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to lose significant rights and to be unable to continue providing our existing product offerings.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to vanadium-based battery technology and TyphoonTM technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain, expensive and time-consuming. We may receive in the future notices that claim we or our customers using our products have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of products among competitors overlaps. If we are sued by a third party that claims that our technology infringes its rights, the litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention, and resources, damage our reputation and brand and substantially harm our business. Further, in some instances, our agreements with our customers include indemnification provisions under which we or our subsidiaries agree to indemnify such parties for losses suffered or incurred in connection with third party claims for intellectual property infringement. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may also require us to do one or more of the following:
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

Our failure to develop non-infringing technologies or license the intellectual property or the proprietary rights on a timely basis would harm our business, possibly materially. Protracted litigation could result in our customers, or potential customers, deferring or limiting their purchase or use of our products until resolution of such litigation. Parties making the infringement claim may also obtain an injunction that can prevent us from selling our products or using technology that contains the allegedly infringing materials. If we were to discover that our products violate third-party proprietary rights, we may be unable to continue offering our products on commercially reasonable terms, or at all, to redesign our technology to avoid infringement or to avoid or settle litigation regarding alleged infringement without substantial expense and damage awards. Any intellectual property litigation or proceeding could have a material adverse effect on our business, results of operation and financial condition.
RISKS RELATED TO OUR BUSINESSES GENERALLY

We will require substantial capital investment in the future, and our inability to raise adequate capital could affect our ability to continue as a going concern.

We will require significant funding to continue our operations and advance our projects through exploration and, if a construction decision is reached, the construction and operation of potential future mines. Our ability to raise additional capital, on timely and favorable terms or at all, will depend on various factors, including macroeconomic conditions, future commodity prices, our exploration success, and market conditions. If these factors deteriorate, our ability to raise capital to fund ongoing operations and business activities could be significantly impacted. If we cannot obtain adequate additional financing, we may have to substantially curtail our exploration and development activities or sell assets, which could materially and adversely affect our business plan. Inadequate financial resources could also raise substantial doubt about our ability to continue as a going concern.

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

Our business and activities are subject to a number of risks and hazards, including, but not limited to, adverse environmental conditions, metallurgical and other processing problems, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, mechanical equipment failure, facility performance problems, fires and natural phenomena such as inclement weather conditions, floods, landslides and earthquakes, and defective title. These risks could result in damage to, or destruction of, our mineral properties or production facilities, personal injury or death, environmental damage, delays in exploration, mining or processing, increased production costs, asset write downs, monetary losses and legal liability.

Our property and liability insurance may not provide sufficient coverage for losses related to these or other hazards. Insurance against certain risks, including those related to defective title, environmental matters or other hazards resulting from exploration and production, is generally not available to us or to other companies within the mining industry. Our current insurance coverage may not continue to be available at economically feasible premiums, or at all. In addition, we do not carry business interruption insurance relating to our properties. Any losses from these events may cause us to incur significant costs that could have a material adverse effect on our business, financial position and results of operations.

We are dependent on the leadership of our executive management team and key employees.

Our exploration activities and any future mine development, as well as the construction and operation of a mine depend to a significant extent on the continued service and performance of the executive management team. We depend on a relatively small number of key officers and consultants, and we currently do not have, and do not intend to, purchase key-person insurance for these individuals. Departures by our executive management team could have a negative impact on our business, as we may not be able to find suitable personnel to replace departing management on a timely basis, or at all. The loss of Robert Friedland, our founder and Executive Chairman, or any member of our senior management team could impair our ability to execute our business plan and could, therefore, have a material adverse effect on our business, results of operations and financial condition. In addition, the international mining industry is very active and we are facing increased competition for qualified personnel in all disciplines and areas of operation. We may not be able to attract and retain personnel to sufficiently staff our development and operating teams.

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

We may be subject to claims or legal proceedings covering a wide range of matters that arise in the ordinary course of business activities. These matters may result in litigation which can distract management from our business or have an unfavorable resolution, which could materially and adversely impact our business, financial condition and results of operations. See “Risks Related to our Mining Businesses and the Mining Industry--Our subsidiary, Cordoba, is involved in lengthy litigation, which may adversely affect the value of our investment in it and its mineral projects”.

We are subject to the risk of labor disputes, which could adversely affect our business.

We may experience labor disputes in the future, including protests, blockades and strikes, which could disrupt our business operations and have an adverse effect on our business and results of operations. We may not be able to maintain a satisfactory working relationship with our employees in the future.

Our activities and business could be adversely affected by the effects of health epidemics and other public health threats, pandemic, in regions where we conduct our business operations.

Our business and exploration activities could be adversely affected by health epidemics or pandemics. Federal, state, and local governments may implement various mitigation measures at various times to address a pandemic, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on non-essential business. Some of these actions may halt, hinder, delay or slowdown our exploration activities or future development of mining operations, or increase our costs to conduct such activities. Disruptions in the financial markets as a result of a pandemic could make it more difficult for us to access the capital markets in the future.
RISKS RELATED TO GOVERNMENT REGULATIONS AND INTERNATIONAL OPERATIONS
We have subsidiaries, mineral projects, investments or other activities in the United States, the PRC, Colombia, Peru, Ivory Coast, Saudi Arabia and other countries where the governments extensively regulate operations and assets, imposing significant actual and potential costs on us.
Our business activities and assets are is subject to increasingly strict laws and regulation by federal, state and local authorities in the jurisdictions in which we have subsidiaries, mineral projects, investments or other activities, including the United States, the PRC, Colombia, Peru, Ivory Coast, Saudi Arabia and other countries. These laws and regulations include, without limitation, those related to tax; employment; benefits; health and safety; the environment; exports/imports; national security; price and foreign exchange controls; anticorruption; land use; mine permitting and licensing requirements; exploration and drilling activities; reclamation and restoration of properties after mining is completed; management of materials generated by mining operations; dealing with local or disadvantaged communities; possible state intervention; and storage, treatment and disposal of wastes and hazardous materials, among other things.
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
We have mineral projects, investments or other activities in the United States, the PRC, Colombia, Peru, Ivory Coast, Saudi Arabia and other countries. Some of these countries are less developed economically and politically than the United States, and have historically been more politically or socially unstable than the United States, including with respect to civil unrest and significant civil strife (including violent insurrections). As such, our activities in these countries are subject to significant risks not necessarily present in the United States and additional risks inherent in exploration and resource extraction by foreign companies. Our exploration and future development and production activities in these countries are therefore subject to heightened risks, many of which are beyond our control. These risks include:
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
•currency controls;
•local ownership requirements;
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

Recent tariff announcements and other developments in international trade policies and regulations could adversely affect our operations and outlook.
As a U.S.-based mining company with operations internationally, including operations and business activities in various countries including Canada and China, we are sensitive to changes in international trade policies and regulations. On February 1, 2025, the U.S. President signed an executive order imposing 25% tariffs on most goods imported from Mexico and Canada (energy products from Canada are set to face a lesser 10% tariff) and a 10% additional tariff on all goods from China, scheduled to take effect on February 4, 2025. The White House stated the actions aim to advance U.S. priorities on immigration and drug trafficking, though specific goals for lifting the tariffs are unspecified. Since the initial announcement, events have unfolded rapidly. On February 3, 2025, Canada announced the imposition of 25% tariffs on a range of U.S. products effective February 4, 2025. On February 3, 2025, the U.S. and Mexico, and the U.S. and Canada, announced deals to delay the imposition of U.S. tariffs involving those respective countries by one month. On February10, 2025, the U.S. announced expanded 25% tariffs on steel and aluminum imports from all countries. On February 13, 2025, the U.S. announced a plan to implement additional reciprocal tariffs against other countries. Additional tariff actions may be taken by the U.S. and foreign governments. We are unable to predict the ultimate result and duration of any tariff actions by the U.S. government, or countermeasures that may be taken by other nations.
We cannot assure you that the imposition of tariffs or other changes in trading policies, potential trade wars, or uncertainties in international trading policies and regulations will not adversely impact our operations, particularly given our presence across multiple jurisdictions. If such tariffs apply to, or new tariffs may be imposed on, products or equipment we may need to source and import our costs could increase accordingly. For example, VRB USA anticipates importing equipment and electrolyte from China, and these tariffs are expected to increase VRB USA’s costs. Any further increases in tariffs imposed on products imported from China could result in additional cost increases for VRB USA. Tariffs could have a general inflationary effect, which could increase the cost of our U.S. exploration activities. If we decide to develop our U.S. mineral properties in the future, tariffs could increase our development costs and capital expenditures, which may affect the projected economics of our projects.
Recent tariff actions have resulted in market uncertainty and volatility. Continued market uncertainty or volatility, or any broader economic challenges resulting from adverse developments in internal trade policies, could adversely affect the price of our stock, our ability to raise additional capital or the prices of the metals that we hope to produce, should we develop any of our mineral projects.

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

Artisanal and illegal miners are present at the San Matias Project in Colombia (owned directly by Cordoba) and the Pinaya Project in Peru. As these companies further explore and advance these projects towards production, each must enter into discussions with illegal miners operating at the projects. There is a risk that such illegal miners may oppose activities at the San Matias Project or the Pinaya Project and this may result in a disruption to the planned development and/or mining and processing operations, all of which may have an adverse effect on our investment in these projects. In addition, illegal miners have extracted metals from both projects in a manner that does not meet health and safety or environmental standards. Accidents may occur and may range from minor to serious, including death. While all formal steps are taken to notify the authorities when illegal miners operate in an unsafe manner, illegal miners may advance within close proximity to our contemplated mine sites or trespass on them, which may disrupt exploration and development activities, and may result in increased costs to address the presence of such illegal miners.
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
Enforcement of laws in some of the jurisdictions in which we operate may depend on and be subject to the interpretation of such laws by the relevant governmental authorities, and such authority may adopt an interpretation of an aspect of local law that differs from the advice that has been given to us by local lawyers or even by the relevant local authority itself. In addition, there may be limited or no relevant case law providing guidance on how courts would interpret such laws and the application of such laws to our contracts, joint ventures, licenses, license applications or other legal arrangements. Thus, contracts, joint ventures, licenses, license applications or other legal arrangements may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of such arrangements in these jurisdictions. In some of the jurisdictions in which we operate, the commitment of local businesses, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain and may be susceptible to revision or cancellation, and legal redress may be uncertain or delayed. These uncertainties and delays could have a material adverse effect on our business and activities, as well as our results of operations and financial condition.
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
Our operations are governed by, and involve interactions with, various levels of government in foreign countries. We are required to comply with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar laws where we have activities. These laws generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The FCPA also requires companies to maintain accurate books and records and internal controls. As we have certain subsidiaries, mineral projects and investments and other activities in other countries, including Colombia, Peru, Ivory Coast, Saudi Arabia and the PRC, there is a risk of potential FCPA violations.
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

RISKS RELATED TO OUR COMMON STOCK
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to warrants or our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
In the future, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in the manner we determine from time to time. We have outstanding warrants to purchase shares of our common stock that were issued in our public offering on February 14, 2025. We also issue securities to employees and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to warrants or equity incentive plans, our investors’ holdings may be materially diluted. In addition, new investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

If a substantial number of our shares of common stock are sold, or it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Most of our outstanding shares of common stock can be sold at any time pursuant to Rule 144 of the Securities Act, or pursuant to registration statements that we have filed or agreed to file to permit the resale of such shares. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options or other equity awards. Therefore, these shares can be freely sold in the public market. If significant amounts of our shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Ma’aden holds certain top-up rights that could lead to further dilution or adversely affect our stock price.

We have granted Ma’aden the right to purchase additional shares of common stock to maintain its 9.9% stock ownership position in the event of any issuances of common stock by us (the “Ma’aden Top-Up Right”). Ma’aden may exercise this right each time we issue shares (or securities convertible into shares) for cash as part of an equity financing transaction and in certain other circumstances. As the result of our public offering on February 14, 2025 and prior issuances, Ma’aden has the right to exercise the Ma’aden Top-Up Right to acquire up to approximately 1,488,027 shares of common stock. No assurance can be provided as to whether Ma’aden will or will not exercise the Ma’aden Top-Up Right..

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
Our stock price is volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including: the failure to identify Mineral Resources or Mineral Reserves at our properties; the failure to achieve production at any of our mineral properties; the lack of mineral exploration success; the actual or anticipated changes in the price of commodities we are seeking to discover and mine, namely copper, nickel, vanadium, cobalt, platinum group elements, gold and silver; changes in market valuations of similar companies; changes in technology and demand for minerals; the success or failure of competitor mining companies; changes in our capital structure, such as future issuances of securities or the incurrence of debt; sales of common stock by us, our executive officers, directors or principal stockholders, or others; changes in regulatory requirements and the political climate in the United States, and other jurisdictions where we have activities, including Canada, Colombia, Peru, Ivory Coast, Saudi Arabia and the PRC;

litigation involving us, our general industry or both; the recruitment or departure of key personnel; our ability to control our costs; accidents at mining projects, whether owned by us or otherwise; cyber-attacks or cyber-breaches; natural disasters, terrorist attacks, and acts of war, including the large-scale invasion of Ukraine by Russia; general economic, industry and market conditions, such as the impact of pandemics, on our industry and market conditions, or the occurrence of other epidemics or pandemics; and the other factors described in this “Risk Factors” section.
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
Our amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that may make the acquisition of our company more difficult.
Certain provisions in our amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our amended and restated certificate of incorporation requires that amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our second amended and restated bylaws generally require the approval of at least 66 and 2∕3% of the voting power of our outstanding capital stock;
•our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
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
•any action asserting a claim arising pursuant to the DGCL, our amended and restated certificate of incorporation or our second amended and restated bylaws; or
•any action asserting a claim that is governed by the internal affairs doctrine (the “Delaware Forum Provision”).
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
If during the evaluation and testing process, we identify one or more material weaknesses in the design or effectiveness of our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common stock could be adversely affected.
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
None.
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

In March 2023, we entered into a five-year lease for office space in Tempe, Arizona, which now serves as our headquarters. Global Mining Management Corp. provides us with office space for our office in Vancouver, Canada, pursuant to a Cost Sharing Agreement. See Note 21 of our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
Holders of Record
As of February 27, 2025, we had approximately 96 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12.
Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we did not sell any unregistered equity securities except as previously reported on Form 10-Q or Form 8-K.
Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2024.

Certain United States Federal Income Tax and Estate Tax Consequences to Non-U.S. Holders
The following is a summary of certain material United States federal income tax and estate tax consequences to a non-U.S. holder (as defined below) relating to the ownership and disposition of our common stock, but does not purport to be a complete analysis of all the potential tax considerations relating thereto. This summary is based upon the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), Treasury regulations promulgated thereunder (“Treasury Regulations”), and administrative rulings and judicial decisions, all as in effect on the date hereof. These authorities may be changed, possibly retroactively, so as to result in United States federal income or estate tax consequences different from those set forth below. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive basis. We have not sought any legal opinion from legal counsel or ruling from the Internal Revenue Service (“IRS”) with respect to the statements made and the conclusions reached in the following summary, and there can be no assurance that the IRS will agree with such statements and conclusions.
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
Prospective investors should consult their own tax advisors with respect to the application of the United States federal income tax laws to their particular situation, as well as any tax consequences of the purchase, ownership and disposition of our common stock arising under other United States federal tax rules or under the laws of any state, local, non-U.S. or other taxing jurisdiction or under any applicable tax treaty.

Non-U.S. Holder Defined
For purposes of this discussion, a “non-U.S. holder” is a beneficial owner of shares of our common stock that is not, for United States federal income tax purposes:
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

Distributions

We have not paid and we do not anticipate declaring or paying dividends in the foreseeable future to holders of our common stock. However, if we make a distribution of cash or other property (other than certain pro rata distributions of our common stock) in respect of our common stock, the distribution will be treated as a dividend for United States federal income tax purposes to the extent it is paid from our current or accumulated earnings and profits (as determined under United States federal income tax principles). If the amount of a distribution exceeds our current and accumulated earnings and profits, the excess will be treated first as a tax-free return of capital that reduces the non-U.S. holder’s adjusted basis in such holder’s common stock, but not below zero. Any excess will be treated as gain realized on the sale or other disposition of our common stock and will be treated as described under “-   Sale, Exchange or Other Disposition of Our Common Stock,” below.

Subject to the discussion below regarding effectively connected income, FATCA (as defined below) and backup withholding, distributions treated as dividends on our common stock held by a non-U.S. holder generally will be subject to United States federal withholding tax at a rate of 30%, or at a lower rate if provided by an applicable income tax treaty and the non-U.S. holder has provided the documentation required to claim benefits under such treaty. Generally, to claim the benefits of an income tax treaty, a non-U.S. holder will be required to provide a properly executed IRS Form W-8BEN, IRS Form W-8BEN-E or other applicable IRS Forms. In the case of any constructive distribution, it is possible that this tax would be withheld from any amount owed to the non-U.S. Holder, including, but not limited to, distributions of cash, common stock or sales proceeds subsequently paid or credited to that holder. If we are unable to determine, at the time of payment of a distribution, whether the distribution will constitute a dividend, we may nonetheless withhold any U.S. federal income tax on the distribution as permitted by Treasury Regulations. As discussed under “- Sale, Exchange or Other Disposition of Our Common Stock” below, we believe we are a “United States real property holding corporation” (“USRPHC”) for United States federal income tax purposes. If we are a USRPHC and we do not qualify for the Regularly Traded Exception (as defined below), distributions which constitute a return of capital will be subject to withholding tax unless an application for a withholding certificate is filed to reduce or eliminate such withholding.

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
• such gain is effectively connected with the conduct by the non-U.S. holder of a trade or business in the United States (and, if an applicable tax treaty so provides, is attributable to a permanent establishment or a fixed base maintained by the non-U.S. holder in the United States); or
• our common stock constitutes a United States real property interest (“USRPI”) by reason of our status as a USRPHC at any time within the shorter of the five-year period preceding the disposition or the non-U.S. holder’s holding period for our common stock.

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

Because we hold significant real property interests in the United States, we believe we are a USRPHC for United States federal income tax purposes. Because the determination of whether we are a USRPHC depends on the fair market value of our United States real property interests relative to the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business, it is possible we may (or may not) remain a USRPHC in the future. As a USRPHC, if our common stock is “regularly traded” on an “established securities market” (in each case, as defined by applicable Treasury Regulations) (the “Regularly Traded Exception”) during the calendar year in which a non-

U.S. holder disposes of our stock, the non-U.S. holder would not be subject to taxation on the gain on the disposition of our common stock under this rule unless the non-U.S. holder has, actually or constructively, owned more than 5% of our outstanding common stock at any time during the shorter of the five-year period ending on the date of the disposition of such common stock or the non-U.S. holder’s holding period for such common stock. We believe that our common stock currently is regularly traded on an established securities market. However, no assurance can be given in this regard and no assurance can be given that our common stock will remain regularly traded in the future. If gain on the sale or other taxable disposition of shares of our common stock by a non-U.S. holder is subject to United States federal income taxation by reason of such stock being treated as a USRPI, such non-U.S. holder generally would be subject to regular United States federal income tax with respect to such gain in the same manner as a taxable U.S. holder and would be required to file a United States federal income tax return for the taxable year in which such gain was recognized. In addition, the purchaser of our shares of common stock from a non-U.S. holder generally would be required to withhold and remit to the IRS 15% of the purchase price paid to such non-U.S. holder unless, at the time of such sale or other disposition, any class of our stock is regularly traded on an established securities market (as discussed above) or another exception to such withholding applies.

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

Additional Withholding Tax on Payments Made to Foreign Accounts

Withholding taxes may be imposed under Sections 1471 to 1474 of the Code (such sections commonly referred to as the Foreign Account Tax Compliance Act, or “FATCA”) on certain types of payments made to non-U.S. financial institutions and certain other non-U.S. entities. Specifically, a 30% withholding tax may be imposed on dividends paid to a non-U.S. holder on, or subject to the proposed Treasury Regulations discussed below, gross proceeds from the disposition of, our common stock paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (i) the foreign financial institution undertakes certain diligence and reporting obligations, (ii) the non-financial foreign entity either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (iii) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (i) above, it must enter into an agreement with the United States Department of Treasury requiring, among other things, that it undertake to identify accounts held by certain “specified United States persons” or “United States owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on certain payments to non-compliant foreign financial institutions and certain other account holders. Non-U.S. holders typically will be required to furnish certifications (generally on the applicable IRS Form W-8) or other documentation to provide the information required by FATCA or to establish compliance with or an exemption from withholding under FATCA. FATCA withholding may apply where payments are made through a non-U.S. intermediary that is not FATCA compliant, even where the non-U.S. holder satisfies the holders’s own FATCA obligations.

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

The United States and a number of other jurisdictions have entered into intergovernmental agreements to facilitate the implementation of FATCA. Any applicable intergovernmental agreement may alter one or more of the FATCA information reporting and withholding requirements. Prospective investors should consult their own tax advisors regarding the potential application of withholding under FATCA to an investment in our common stock, including the applicability of any intergovernmental agreements.

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

Stock Performance Graph
The following graph shows the changes in value over the period beginning June 30, 2022 and ending December 31, 2024 of an assumed $100 investment in our common stock, S&P 500 Index and the S&P/TSX Global Base Metals Index, assuming the reinvestment of dividends.

	6/30/2022	12/31/2022	12/31/2023	12/31/2024
Ivanhoe Electric Inc.	$100.00	$139.66	$115.86	$86.78
S&P/TSX Global Base Metals Index	$100.00	$98.20	$99.27	$93.83
S&P 500 Index	$100.00	$90.95	$114.85	$143.59

The stock performance graph above shall not be deemed to be “soliciting material” or to be “filed” with SEC or subject to the liabilities of Section 18 under the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

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
Business Overview
We are a United States domiciled minerals exploration company with a focus on developing mines from mineral deposits principally located in the United States. We seek to support American supply chain independence by finding and delivering the critical metals necessary for electrification of the economy, with a focus on copper. We use our accurate and powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our 94.3% owned subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process as we seek to discover new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals. Our mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. Through the advancement of our portfolio of electric metals exploration projects, headlined by the Santa Cruz Project in Arizona as well as other exploration projects in the United States, we intend to support the United States' supply chain independence by finding and delivering critical metals necessary for the electrification of the economy. We also operate a 50/50 joint venture with Saudi Arabian Mining Company Ma’aden ("Ma'aden") to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in Saudi Arabia.
Finally, in addition to our mineral projects, we also own a 90.0% controlling interest in VRB Energy Inc. (“VRB Energy”) which itself owns 100% of VRB USA, an Arizona-based developer of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB Energy also has a 49% interest in the VRB China Joint Venture. The VRB China Joint Venture manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.
At our Santa Cruz Project in Arizona, we are evaluating the potential for a high-grade modern underground copper mining operation. The Initial Assessment for the Santa Cruz Project, completed in September 2023, focuses on an underground copper mine with an average of 5.5 million tonnes mined annually, exclusively from the high-grade exotic, oxide and enriched domains of the Santa Cruz and East Ridge Deposits. The Initial Assessment estimates life of mine copper production of 1.6 million tonnes over a 20-year mine life, with projected cash costs of $1.36 per pound of copper produced. We are advancing environmental, technical, trade-off and economic studies in preparation for a Preliminary Feasibility Study for a copper mining operation incorporating leading technologies to improve efficiencies and costs. We are designing a technologically advanced mine that we expect to result in low carbon dioxide emissions per pound of copper produced and be a leading example of responsibly produced domestic copper.
Our other mineral projects in the United States include the Tintic Project, located in Utah, and the Hog Heaven Copper-Silver-Gold Project, located in Montana. We also hold a portfolio of exploration projects in the western United States, including projects in Arizona, Nevada, New Mexico and Montana.
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

Business Developments in the Year
In February 2024, we acquired all of the issued and outstanding common shares of Kaizen Discovery Inc. (“Kaizen”) not already beneficially owned by us pursuant to a plan of arrangement. Immediately prior to the closing of the arrangement, we beneficially owned 82.5% of the issued and outstanding common shares of Kaizen on a non-diluted basis. Following the closing of the arrangement, we beneficially own 100% of the issued and outstanding common shares of Kaizen on a fully diluted basis.
In March 2024, we completed our earn-in and acquired an additional 30% in Sama Nickel Corporation ("SNC") bringing our total ownership interest in SNC to 60%. SNC owns the Samapleu-Grata Nickel-Copper Project ("Samapleu Project") in the Ivory Coast.
In May 2024, we entered into an Exploration Alliance Agreement with BHP Mineral Resources Inc. (“BHP”), which set out the framework for BHP and us to explore mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures. The Exploration Alliance Agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15.0 million and thereafter we and BHP would provide funding on a 50/50 basis. We will provide access to one Typhoon™ system for use pursuant to the Exploration Alliance Agreement.
In August 2024, we completed the final $10.0 million payment to exercise our option to acquire 100% ownership of the mineral rights at the Santa Cruz Copper Project in Arizona. Following this transaction, we now own 100% of the mineral and surface rights for the Santa Cruz Copper Project.
In October 2024, VRB Energy entered into definitive agreements providing for the creation of a 49%/51% joint venture (“VRB Transaction”) between VRB Energy and China Energy Storage Industry Co., Ltd. (“Red Sun”), a subsidiary of privately held Shanxi Red Sun Co., Ltd. Following the VRB Transaction, VRB Energy owns a 49% interest in the joint venture (“VRB China Joint Venture”), which manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets. VRB Energy also owns 100% of VRB USA, an Arizona-based business focused on the development and manufacture of advanced grid-scale energy storage systems utilizing vanadium redox flow technology for integration with renewable power sources. Pursuant to the VRB Transaction, the VRB China Joint Venture will receive approximately $35.2 million from Red Sun in tranches to be fully received by the end of 2025, with $12.7 million of those payments having been received to date. In addition, VRB Energy will receive $20.0 million from Red Sun in two tranches, to be completed by June 30, 2025, which will be used to advance VRB USA. On October 28, 2024, the first $10.0 million was deposited to an account in China jointly controlled by Red Sun and VRB Energy. Following receipt of several regulatory approvals required to transfer the funds outside of China, on February 12, 2025, VRB Energy received the first tranche payment with the second tranche payment being due in June 2025.

Selected Financial Information
The selected financial information set forth below is presented in accordance with U.S. GAAP and is derived from our audited consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. We did not declare or pay any dividends or distributions in any financial reporting period.

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Revenue	$2,901	$3,903	$8,440
Cost of sales	(1,018)	(2,986)	(3,135)
Gross profit	1,883	917	5,305
Expenses:
Exploration expenses	130,944	126,719	105,286
General and administrative expenses	44,740	48,204	26,971
Research and development expenses	2,853	6,120	5,040
Net loss attributable to:
Common stockholders or parent	128,622	199,377	149,813
Comprehensive loss attributable to:
Common stockholders or parent	129,825	200,261	149,501
Basic and diluted loss per share attributable to common stockholders or parent	$1.07	$1.95	$1.91
Total assets	374,932	487,226
Total non-current liabilities	61,085	71,222
Segments
We account for our business in four business segments – (i) Santa Cruz Project (ii) critical metals, (iii) data processing services and (iv) energy storage.
Significant Components of Results of Operations
Revenue, Cost of Sales and Gross Profit
We have not generated any revenue from our mining projects because they are in the exploration stage. We do not expect to generate any revenue from our mining projects for the foreseeable future.
We generate some revenue from our technology businesses CGI and VRB Energy, which are included in the data processing and energy storage systems business segments, respectively.
CGI generates revenue from the sale of data processing services to the mining and oil and gas industries. In prior years, CGI has also generated revenue from software licensing.
VRB Energy generates revenue from developing, manufacturing and selling vanadium redox flow energy storage systems.
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
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock-based compensation, professional and consultant fees, insurance and other general administration costs. We have incurred increased general and administrative expenses in 2024 and 2023 compared to 2022 for salaries, non-cash stock-based compensation, compliance related costs and directors’ and officers’ insurance expense since operating as a public company following our initial public offering (“IPO”) in June 2022.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For the year ended December 31, 2024 we recorded a net loss attributable to common stockholders of $128.6 million ($1.07 per share), compared to $199.4 million ($1.95 per share) for the year ended December 31, 2023, which was a decrease of $70.8 million. Significant contributors to this decrease in the loss for year ended December 31, 2024 included the recognition of a $50.7 million gain on the disposal of a subsidiary and a decrease of $27.3 million in share of loss of equity method investees.
Exploration expenses were $130.9 million for the year ended December 31, 2024 an increase of $4.2 million from $126.7 million for the year ended December 31, 2023. Exploration expenses consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Exploration Expenses:
Santa Cruz, USA	$72,384	$57,203
San Matias, Colombia	14,756	28,068
Tintic, USA	11,274	13,131
Hog Heaven, USA	10,855	7,812
Unity, USA	3,052	147
White Hill, USA	1,775	1,451
Carolina, USA	1,201	1,337
Pinaya, Peru	755	958
Lincoln, USA	480	3,684
Project Generation and other	14,412	12,928
Total	$130,944	$126,719

During the year ended December 31, 2024, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $72.4 million of exploration expenditure was incurred in the year ended December 31, 2024 compared to $57.2 million incurred in the year ended December 31, 2023. Activities during the year ended December 31, 2024 at Santa Cruz were focused on a program of infill resource drilling, geotechnical, hydrological, and metallurgical drilling/laboratory testing along with advancing permitting and technical studies required to support a prefeasibility study;
•the San Matias Project where $14.8 million of exploration expenditure was incurred by Cordoba in the year ended December 31, 2024 compared to $28.1 million in the year ended December 31, 2023. Activities during the year ended December 31, 2024, focused on preparing for and commencing detailed engineering design of the Alacran Project;

•the Tintic Project where $11.3 million of exploration expenditure was incurred in the year ended December 31, 2024 compared to $13.1 million in the year ended December 31, 2023. Activities during the year ended December 31, 2024 at Tintic were focused on diamond drilling in the Mammoth area; and
•the Hog Heaven Project in Montana where $10.9 million of exploration expenditure was incurred in the year ended December 31, 2024 compared to $7.8 million in the year ended December 31, 2023. Activities during the year ended December 31, 2024 at Hog Heaven were focused on diamond drilling in the Flathead Mine, West Flathead and Battle Butte areas.
General and administrative expenses were $44.7 million for the year ended December 31, 2024, a decrease of $3.5 million from $48.2 million in the year ended December 31, 2023. Several items contributed to the decrease, including a $5.8 million decrease in non-cash stock-based compensation expense from $17.7 million for the year ended December 31, 2023 to $11.9 million for the year ended December 31, 2024 primarily due to less Ivanhoe Electric stock option and restricted stock units (“RSUs”) grants occurring in 2024 than 2023 due to 2023 including increased stock based compensation grants as we expanded our management team. This decrease was offset by a $2.4 million increase in salary and wages from $4.7 million for the year ended December 31, 2023 to $7.1 million for the year ended December 31, 2024. The increase in salary and wages was due to the creation of a Company short term incentive program in which bonuses of $1.8 million were expensed as general and administrative costs in March 2024 and also the impact of additional compensation costs related to building out our management and administrative teams to appropriately support our activities as a public company.
During the year ended December 31, 2024, we recorded $8.7 million share of loss of equity method investees which was a decrease of $27.3 million from the $36.0 million share of loss of equity method investee recorded for the year ended December 31, 2023. The decrease in loss was due to the year ended December 31, 2023 including our recognition of a $33.0 million share of loss from the Ma'aden joint venture upon its formation due to the expensing of the land access rights in accordance with our accounting policy for exploration and evaluation costs.
The $50.7 million gain on the disposal of a subsidiary resulted from the sale of our 51% interest in VRB China. As a result of the sale, we de-consolidated VRB China as of October 31, 2024 and accounted for our retained interest in VRB China using the equity method of accounting. We have recorded our retained interest in VRB China at a fair value of $35.8 million and recognized a gain on the sale of the controlling interest of VRB China of $50.7 million.
Revenue for the year ended December 31, 2024 was $2.9 million, a decrease of $1.0 million from $3.9 million for the year ended December 31, 2023. CGI’s software licensing and data processing services to the mining and oil and gas industries represented 98% of our revenue for the year ended December 31, 2024 ($2.8 million) and 33% for the year ended December 31, 2023 ($1.3 million). VRB Energy’s energy storage system revenue represented 2% of our revenue for the year ended December 31, 2024 ($0.1 million) and 67% for the year ended December 31, 2023 ($2.6 million).

	Year Ended December 31,
	2024	2023	Percentage change year-over-year
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$2,831	$1,300	118%
Cost of sales	965	497	94%
Gross profit	1,866	803	132%
VRB Energy: Energy storage systems:
Revenue	$70	$2,603	(97)%
Cost of sales	52	2,489	(98)%
Gross profit	18	114	(85)%
Total
Revenue	$2,901	$3,903	(26)%
Cost of sales	1,018	2,986	(66)%
Gross profit	1,883	917	105%

CGI’s revenue for the year ended December 31, 2024 was $2.8 million, an increase of $1.5 million from $1.3 million for the year ended December 31, 2023. The increase of $1.5 million in CGI’s revenue in 2024 was a result of more data processing services being contracted for by customers than in 2023. CGI’s gross profit for the year ended December 31, 2024 was $1.9 million, a $1.1 million increase from $0.8 million for the year ended December 31, 2023. The increase in CGI's gross profit was consistent with the increase in revenue.
VRB Energy’s energy storage system revenue for the year ended December 31, 2024 was $0.1 million, a decrease of $2.5 million from $2.6 million for the year ended December 31, 2023. Due to the nature of VRB Energy’s contracts, revenue is typically recognized when an energy storage system is installed and commissioned. VRB Energy did not complete any installations or commissionings during the year ended December 31, 2024. VRB Energy did record minor ancillary revenue of $0.1 million related to sales of certain monitoring system components by VRB China in October 2024 prior to VRB China being deconsolidated. During the year ended December 31, 2023, VRB Energy delivered, installed and commissioned energy storage systems of 2.18MW/6.25MWh to customers, which resulted in $2.6 million of revenue being recognized.
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
Exploration expenses were $126.7 million for the year ended December 31, 2023 an increase of $21.4 million from $105.3 million for the year ended December 31, 2022. Exploration expenses consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Exploration Expenses:
Santa Cruz, USA	$57,203	$61,172
San Matias, Colombia	28,068	18,454
Tintic, USA	13,131	2,282
Hog Heaven, USA	7,812	2,216
Unity, USA	147	653
White Hill, USA	1,451	—
Carolina, USA	1,337	1,307
Pinaya, Peru	958	2,616
Lincoln, USA	3,684	1,312
Project Generation and other	12,928	15,274
Total	$126,719	$105,286
During the year ended December 31, 2023, expenditures largely focused on exploration activities at:
•the Santa Cruz Project where $57.2 million of exploration expenditure was incurred in the year ended December 31, 2023 compared to $61.2 million incurred in the year ended December 31, 2022. Activities during the year ended December 31, 2023, at Santa Cruz were focused on a program of exploration and infill resource, geotechnical, hydrological and metallurgical drilling, advancing technical studies, completing the updated mineral resource estimate released in February 2023 and the finalization of the Initial Assessment and the National Instrument 43-101 Preliminary Assessment and Technical Report ("PEA") which were released on September 6, and September 11, 2023.
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
General and administrative expenses were $48.2 million for the year ended December 31, 2023, an increase of $21.2 million from $27.0 million in the year ended December 31, 2022. Several items contributed to the increase, including:
•a $14.7 million increase in non-cash stock-based compensation expense from $3.0 million for the year ended December 31, 2022 to $17.7 million for the year ended December 31, 2023 primarily due to Ivanhoe Electric stock option and RSU grants that have occurred from November 2022 onwards.
•a $1.9 million increase in directors and officers insurance expenses from $3.4 million for the year ended December 31, 2022 to $5.3 million for the year ended December 31, 2023 in relation to the director and officers insurance policy that we entered into when we became a public company in June 2022; and
•a $2.7 million increase in salary and wages from $2.0 million for the year ended December 31, 2022 to $4.7 million for the year ended December 31, 2023 due to adding more people to our management and administrative teams following our IPO in June 2022.
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

Revenue for the year ended December 31, 2023 was $3.9 million, a decrease of $4.5 million from $8.4 million for the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022	Percentage change year-over-year
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$1,300	$7,729	(83)%
Cost of sales	497	577	(14)%
Gross profit	803	7,152	(89)%
VRB Energy: Energy storage systems:
Revenue	$2,603	$711	266%
Cost of sales	2,489	2,558	(3)%
Gross profit (loss)	114	(1,847)	106%
Total
Revenue	$3,903	$8,440	(54)%
Cost of sales	2,986	3,135	(5)%
Gross profit	917	5,305	(83)%
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
VRB Energy’s energy storage system revenue represented 67% of our revenue for the year ended December 31, 2023 ($2.6 million) and 8% for the year ended December 31, 2022 ($0.7 million). During the year ended December 31, 2023, VRB Energy delivered, installed and commissioned energy storage systems of 2.18MW/6.25MWh to customers, which resulted in $2.6 million of revenue being recognized.
VRB Energy’s gross profit for the year ended December 31, 2023 was $0.1 million, a $2.0 million or 106% increase from the $1.8 million gross loss for the year ended December 31, 2022. VRB Energy’s gross loss for the year ended December 31, 2022 was largely due to an inventory impairment of $1.9 million being recognized in relation to the termination of a tolling agreement with a producer of ammonium metavanadate.
Stock-Based Compensation
During the year ended December 31, 2024, we granted 2.2 million stock options to certain employees of the Company. The fair value of the option grants was determined using the Black-Scholes option-pricing model as follows:
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
We have funded our operations primarily through the sale of our equity securities.
At December 31, 2024, we had cash and cash equivalents of $41.0 million and a working capital balance of $35.9 million. Of the total cash and cash equivalents at December 31, 2024, $11.2 million was not available for the general corporate purposes of the Company as this amount was held by non-wholly-owned subsidiaries.
On February 14, 2025, we completed a public offering where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for net proceeds of approximately $66.0 million, after giving effect to the underwriter’s exercise in full of its option to purchase additional Units. Each Unit consists of (i) one share of our common stock and (ii) one accompanying warrant (the "Warrants"). Each of the currently outstanding 11,794,872 whole Warrants is exercisable to purchase one share of our common stock at a price of $7.00 per share until February 17, 2026. We intend to use the net proceeds of the offering on the preliminary feasibility study for the Santa Cruz Project, land acquisition payments, drilling and other exploration activities and for other working capital and general corporate purposes.
As at February 27, 2025, we believe that we have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business; provided, however, that if we make a development decision at the Santa Cruz Project within the next 12 months, our need for additional financing will be accelerated. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
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
Consolidated Cash Balances as of December 31, 2024
The table below discloses the amounts of consolidated cash disaggregated by currency denomination as of December 31, 2024 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$26,686	$1,085	$—	$—	$27,771
Colombia	5,000	—	4,851	—	9,851
Canada	607	1,359	—	—	1,966
Other	1,064	219	—	100	1,383
Total	$33,357	$2,663	$4,851	$100	$40,971
Refer to Note 19 of our consolidated financial statements which outlines restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
Note Payable
In May 2023, as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at the Santa Cruz Project we issued to the vendor a secured promissory note in the principal amount of $82.6 million. The promissory note included an annual interest rate of prime plus 1% and is to be paid in installments, In November 2023, Ivanhoe Electric repaid $34.3 million, plus accrued interest of the promissory note. In November 2024, Ivanhoe Electric repaid $12.1 million, plus accrued interest of the promissory note. Three principal payments of $12.1 million remain to be paid on the second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest.

Convertible Bond — VRB Energy.
On July 8, 2021, VRB Energy issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB Energy upon an equity financing or sale event, at a price per share equal to the lower of (A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs, VRB Energy must repay the outstanding principal and interest on maturity in July 2026.
Bridge Loan — Cordoba.
In December 2024, Cordoba entered into a $5.0 million bridge financing loan agreement with JCHX. The loan bears simple interest at 10% per annum for the first six months of the loan agreement, and 12% per annum for the remaining months of the loan agreement. The Bridge Loan is payable on the maturity date, which is the earlier of (i) 36 months after the date of the loan agreement, and (ii) the date the third installment of $20.0 million becomes payable by JCHX under the strategic arrangement.
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net cash (used in) provided by:
Operating activities	$(162,096)	$(150,515)	$(115,734)
Investing activities	(14,470)	(150,766)	(48,384)
Financing activities	18,895	366,454	254,410
Effect of foreign exchange on cash	(2,063)	210	(482)
Total change in cash	$(159,734)	$65,383	$89,810
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities for the year ended December 31, 2024 of $162.1 million primarily was the result of $126.5 million of cash exploration expenditures and $32.8 million of cash general and administrative costs.
The net cash used in operating activities for the year ended December 31, 2023 of $150.5 million primarily was the result of $120.2 million of cash exploration expenditures and $30.5 million of cash general and administrative costs.
The net cash used in operating activities for the year ended December 31, 2022 of $115.7 million primarily was the result of $96.7 million of cash exploration expenditures and $23.9 million of cash general and administrative costs.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash used in investing activities for the year ended December 31, 2024 of $14.5 million was mainly attributable to $10.6 million related to payments for exploration properties, $2.9 million for the purchases of property, plant and equipment and $1.1 million for the purchase of investments that are subject to significant influence. The $10.6 million of cash used for purchases of exploration properties largely consisted of a payment of $10.3 million for the Santa Cruz Project. In addition, we acquired cash of $0.2 million when we commenced consolidating SNC in March 2024.
Net cash used in investing activities for the year ended December 31, 2023 of $150.8 million was mainly attributable to $80.5 million related to acquisitions of exploration properties and $68.7 million for purchases of investments subject to significant influence. The $80.5 million of payments for exploration properties, included $76.6 million paid to acquire land at the Santa Cruz Project and $3.5 million of option payments at our Tintic Project. The $68.7 million for purchases of investments subject to significant influence primarily consists of our $66.0 million investment in the Ma'aden Joint Venture.
Net cash used in investing activities for the year ended December 31, 2022 of $48.4 million was mainly attributable to $35.9 million for payments for exploration properties, and $8.5 million for payments for property, plant and equipment. The $35.9 million of cash used for purchases of exploration properties related to $28.0 million for the Santa Cruz Project and $7.6 million of payments for the Tintic Project. The $8.5 million for payments for property, plant and equipment largely relates to a $7.1 million deposit made to I-Pulse for the purchase of six Typhoon™ transmitters to be delivered in stages over approximately the three years.
Financing activities.
During the year ended December 31, 2024, there were no significant financing activities as we continued to fund our operations with the proceeds from our September 2023 public offering. Our subsidiary, Cordoba, raised $26.4 million during the year ended December 31, 2024 in relation to financing its Alacran project through its strategic arrangement with JCHX and also received a $5.0 million bridge loan from JCHX. During the year ended December 31, 2024, we also made a $12.1 million repayment of the promissory note.
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
During the year ended December 31, 2022, there was $254.4 million of net cash provided by financing activities representing the $158.1 million of net cash raised upon the closing of our initial public offering on June 30, 2022, and $86.2 million raised from the sale of the Series 2 Convertible Notes. In addition, Cordoba received a $10.0 million bridge loan from JCHX in connection with the strategic arrangement for the joint development of the Alacran Project.
Material Cash Obligations
As of December 31, 2024, we had the following material known cash obligations in addition to our discretionary mineral project obligations described above:

	Material Cash Obligations (in thousands)
	Total	2025	2026-2027	2028-2029	2030 onwards
Note payable(1)	$36,572	$12,409	$24,163	$—	$—
Convertible debt(2)	30,942	—	30,942	—	—
Due to related party(3)	5,001	5,001	—	—	—
Leases	2,753	1,003	1,611	139	—
Typhoon purchase obligations	2,621	1,747	874	—	—
Total material cash obligations	$77,889	$20,160	$57,590	$139	$—
___________
(1)The promissory note was issued as part of the consideration for the acquisition of certain land for the Santa Cruz Project. Three equal principal payments of $12.1 million remain to be paid on the second, third and fourth anniversaries of November 2023, plus applicable accrued interest. As of December 31, 2024, the value of the note payable including accrued interest was $36.6 million.
(2)The $24.0 million convertible bond issued by VRB Energy matures in 2026 if not converted to common shares of VRB Energy prior to such date. As of December 31, 2024, the value of the convertible bond including accrued interest was $30.9 million.
(3)In December 2024, JCHX advanced a bridge loan of $5.0 million to Cordoba. The bridge loan is payable on the maturity date, which is the earlier of (i) 36 months after the date of the loan agreement, and (ii) the date the third installment of $20.0 million becomes payable by JCHX under the strategic arrangement. As of December 31, 2024, the value of the bridge loan including accrued interest was $5.0 million.

Off Balance Sheet Arrangements
As of December 31, 2024, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 21 of our consolidated financial statements for the years ended December 31, 2024 and 2023.
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
We granted 2.2 million stock options during the year ended December 31, 2024. The table below details the options granted and the Black-Scholes option pricing model assumptions used to compute the fair value of the options:

	March 11, 2024 Grant Date	April 8, 2024 Grant Date
Number of options granted	1.8 million	0.4 million
Exercise price	$13.50	$13.50
Black-Scholes option-pricing model fair value	$3.46	$4.72

Black-Scholes option-pricing model assumptions:
Risk-free interest rate	4.2%	4.6%
Dividend yield	nil	nil
Estimated volatility	61.6%	60.1%
Expected option life	4 years	4 years
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
Income taxes
We make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits, including interest and penalties. We are subject to income tax laws in many jurisdictions, including the United States, Colombia, Peru, Canada, Australia, the Ivory Coast and the PRC.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of December 31, 2024.
103

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have both fixed-rate and variable-rate debt.
Fixed-rate debt. Our fixed rate debt at December 31, 2024 consists of a convertible bond that has a fixed interest rate of 8.0% per annum and Cordoba’s loan from related party that has a fixed interest rates of 10.0% per annum. The convertible bond and the loan from related party are accounted for at amortized cost. Any changes in the market interest rates associated with these financial instruments would not impact our net loss, comprehensive loss or future cash flows.
Variable-rate debt. Our variable-rate debt at December 31, 2024 consists of a secured promissory note issued in connection with the acquisition of land at our Santa Cruz project. The promissory note has an annual interest rate of U.S. prime plus 1%. At December 31, 2024, three installments of $12.1 million plus accrued interest remain and are due in November 2025, 2026 and 2027.
We performed a sensitivity analysis to estimate the impact to interest expense, arising from a 100 basis points adverse movement to the prime rate for the year ended December 31, 2024. The sensitivity analysis, indicated that a hypothetical 100 basis points adverse movement would result in an approximate $0.5 million increase to interest expense and a $0.5 million increase to the Company’s net loss for the year ended December 31, 2024.
Foreign Currency Risk
Our functional currency is the U.S. dollar. The majority of our expenditure is incurred in U.S. dollars at our exploration projects located in the United States and are not subject to foreign currency risk. Outside of the United States, we are subject to foreign currency risk when we undertake transactions in foreign currencies, particularly certain operating expenditures incurred in Colombia and Canada. As the exchange rates between the U.S. dollar and our foreign currencies fluctuate, we experience foreign exchange gains and losses.
The carrying amounts of the Company’s Colombian Pesos and Canadian dollar denominated monetary assets and liabilities at the respective statement of financial position dates are as follows:

	Colombian Peso Balance (in 000’s USD Equivalent)			Canadian Dollar Balance (in 000’s USD Equivalent)
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
Cash	$4,851	$3,233	$7,524	$2,663	$667	$2,575
Other receivables	2	$69	5	189	$551	$579
Accounts payable and accrued liabilities	(1,204)	$(1983)	(2,054)	(81)	$(443)	$(197)
Other liabilities	(1,400)	$(955)	(312)	—	$—	$—
	$2,250	$364	$5,163	$2,771	$775	$2,957

	Year Ended December 31,
	2024	2023	2022
Opening exchange rate (1 U.S. dollar to Colombian Pesos)	3,872	4,841	4,028
Closing exchange rate (1 U.S. dollar to Colombian Pesos)	4,403	3,872	4,841
Appreciation/(devaluation) of Colombian Peso	(13.7)%	20.0%	(20.2)%

Opening exchange rate (1 U.S. dollar to Canadian dollars)	$1.32	$1.35	$1.27
Closing exchange rate (1 U.S. dollar to Canadian dollars)	$1.44	$1.32	$1.35
Appreciation/(devaluation) of Canadian dollar	(8.8)%	2.4%	(6.8)%
As at December 31, 2024, a 10% depreciation or appreciation of these foreign currencies against the U.S. dollar would have resulted in an approximate $0.5 million decrease or increase in the Company’s net loss for the year ended December 31, 2024 (December 31, 2023 - $0.1 million, December 31, 2022 - $0.8 million).

104

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ivanhoe Electric Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ivanhoe Electric Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting..
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
BHP Exploration Alliance — Refer to Note 6 to the financial statements.
Critical Audit Matter Description
On May 7, 2024, the Company entered into an Exploration Alliance Agreement ("the Arrangement") with BHP Mineral Resources Inc. (“BHP”), which established the framework for BHP and the Company to explore mutually agreed “Areas of Interest” in the United States, for which the Company provided access to one Typhoon™ system and BHP contributed funding to be used to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures.
To determine the accounting treatment of the Arrangement, management was required to make judgments and as such, auditing the accounting treatment required complex analysis and consideration which resulted in an increased extent of audit effort, including the need to involve technical accounting specialists.
105

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of the accounting treatment of the Arrangement included the following, among others:
• Evaluated the effectiveness of controls over management’s determination of accounting treatment of the Arrangement;
• With the assistance of technical accounting specialists:
o Assessed the information in the agreements to evaluate that all relevant factors were analyzed; and
o Evaluated management’s determination of the accounting treatment of the Arrangement by analyzing specific facts and circumstances against relevant accounting guidance.
VRB Energy, Inc. Joint Venture — Refer to Note 17 to the financial statements
Critical Audit Matter Description
On October 15, 2024, VRB Energy, Inc. (“VRB Energy”), a 90% owned subsidiary of Ivanhoe Electric Inc., entered into an agreement with China Energy Storage Industry Co., Ltd. (“Red Sun”) to form a joint venture (“VRB China”) in VRB Energy's existing operation in China, with Red Sun owning 51% and VRB Energy owning 49% of the joint venture (the “Transaction”). As a result of the Transaction, VRB Energy de-consolidated VRB China and accounted for the retained interest in VRB China using the equity method of accounting and recognized a gain on the sale of the controlling interest of VRB China.
To determine the accounting treatment surrounding de-consolidating VRB China, specifically around control over the joint venture, management was required to make judgments and assess complex agreements. As such, auditing the accounting treatment required complex analysis and consideration which resulted in an increased extent of audit effort, including the need to involve technical accounting specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting treatment surrounding de-consolidating VRB China and management’s determination of the assessment of control over the joint venture included the following, among others:
• Evaluated the effectiveness of controls over management’s determination of accounting treatment surrounding the de-consolidation of VRB China;
• With the assistance of technical accounting specialists, assessed the accounting treatment surrounding de-consolidating VRB China, specifically around control over the joint venture by:
o Analyzing the information in the agreements to evaluate that all relevant factors were considered;
o Evaluating the Company’s control over the joint venture by assessing equity ownership, voting rights, variable interest and primary beneficiary, by giving consideration to agreements, board minutes, and others, as applicable;
o Evaluating management’s determination of the accounting treatment of de-consolidating VRB China by analyzing specific facts and circumstances against relevant accounting policies and legal practices.

/s/ Deloitte LLP
Chartered Professional Accountants
Vancouver, Canada
February 27, 2025

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ivanhoe Electric Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ivanhoe Electric Inc. and subsidiaries (the “Company") as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte LLP
Chartered Professional Accountants
Vancouver, Canada
February 27, 2025

IVANHOE ELECTRIC INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)
At December 31, 2024 and 2023

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$40,971	$205,043
Restricted cash	4,338	—
Accounts and other receivables	21,569	3,326
Inventory	—	5,013
Prepaid expenses and deposits	2,408	3,104
	69,286	216,486
Non-current assets:
Investments subject to significant influence	64,887	39,130
Other investments	1,745	2,989
Exploration properties	225,876	216,290
Property, plant and equipment	9,667	6,645
Other non-current assets	3,471	5,686
Total assets	$374,932	$487,226
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,121	$19,948
Note payable, current	12,409	12,672
Deferred exploration liability	4,101	—
Due to related party	5,001	4,000
Lease liabilities, current	784	699
Contract liability	—	2,404
	33,416	39,723
Non-current liabilities:
Note payable	24,163	36,244
Convertible debt	30,942	28,372
Deferred income taxes	4,049	4,845
Lease liabilities, net of current portion	1,561	1,199
Other non-current liabilities	370	562
Total liabilities	94,501	110,945
Commitments and contingencies (Note 26)
Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 120.6 million shares issued and outstanding as of December 31, 2024 (December 31, 2023 - 700,000,000 authorized; 120.0 million issued and outstanding)	12	12
Additional paid-in capital	802,032	777,816
Accumulated deficit	(530,127)	(401,505)
Accumulated other comprehensive income	(3,276)	(2,073)
Equity attributable to common stockholders	268,641	374,250
Non-controlling interests	11,790	2,031
Total equity	280,431	376,281
Total liabilities and equity	$374,932	$487,226

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars, except for share and per share amounts)
Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Revenue	$2,901	$3,903	$8,440
Cost of sales	(1,018)	(2,986)	(3,135)
Gross profit	1,883	917	5,305
Operating expenses:
Exploration expenses	130,944	126,719	105,286
General and administrative expenses	44,740	48,204	26,971
Research and development expenses	2,853	6,120	5,040
Selling and marketing expenses	297	276	173
Loss from operations	176,951	180,402	132,165
Other expenses (income):
Interest expense, net	2,585	2,960	972
Foreign exchange loss (gain)	665	(1,274)	1,327
Share of losses from significant influence investments	8,668	35,952	3,711
Gain on disposal of subsidiary	(50,685)	—	—
Loss on revaluation of investments, net	2,162	963	1,450
Loss on revaluation of convertible debt	—	—	18,965
Other (income) expenses, net	(108)	(2,344)	1,013
Loss before income taxes	140,238	216,659	159,603
Income taxes (recovery)	32	(584)	618
Net loss	140,270	216,075	160,221
Less loss attributable to non-controlling interests	(11,648)	(16,698)	(10,408)
Net loss attributable to common stockholders or parent	128,622	199,377	149,813
Net loss	140,270	216,075	160,221
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustments	1,028	1,359	(560)
Other comprehensive loss (income)	1,028	1,359	(560)
Comprehensive loss	$141,298	$217,434	$159,661
Comprehensive loss attributable to:
Common stockholders or parent	129,825	200,261	149,501
Non-controlling interests	11,473	17,173	10,160
	$141,298	$217,434	$159,661
Net loss per share attributable to common stockholders or parent
Basic and diluted	$1.07	$1.95	$1.91
Weighted-average common shares outstanding
Basic and diluted	120,377,904	102,491,529	78,527,539

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars, except for share amounts)
Years ended December 31, 2024, 2023 and 2022

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
	Shares	Amount
Balance at January 1, 2022	63,925,334	6	75,743	(52,315)	(1,502)	5,882	27,814
Net loss	—	—	—	(149,813)	—	(10,408)	(160,221)
Other comprehensive income	—	—	—	—	313	247	560
Issuance of common stock, net of issuance costs	14,388,000	2	158,048	—	—	—	158,050
Issuance of common stock upon conversion of debt	13,628,958	1	160,139	—	—	—	160,140
Issuance of common stock upon settlement of liability	945,626	—	11,111	—	—	—	11,111
Stock options exercised	72,666	—	181	—	—	—	181
Stock-based compensation	—	—	4,548	—	—	285	4,833
Other changes in non-controlling interests	—	—	(87)	—	—	66	(21)
Balance at December 31, 2022	92,960,584	9	409,683	(202,128)	(1,189)	(3,928)	202,447
Net loss	—	—	—	(199,377)	—	(16,698)	(216,075)
Other comprehensive loss	—	—	—	—	(884)	(475)	(1,359)
Issuance of common stock; public offering and subscription agreement, net of issuance costs	15,143,279	2	195,949	—	—	—	195,951
Issuance of common stock; strategic investment, net of issuance costs	10,269,604	1	123,670	—	—	—	123,671
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	1,379,526	—	3,422	—	—	—	3,422
Settlement of restricted share units	250,000	—	—	—	—	—	—
Settlement of deferred share units	11,990	—	—	—	—	—	—
Stock-based compensation	—	—	20,738	—	—	225	20,963
Non-controlling interests investment in subsidiary	—	—	24,258	—	—	22,896	47,154
Other changes in non-controlling interests	—	—	(54)	—	—	11	(43)
Balance at December 31, 2023	120,025,264	12	777,816	(401,505)	(2,073)	2,031	376,281
Net loss	—	—	—	(128,622)	—	(11,648)	(140,270)
Other comprehensive (loss) income	—	—	—	—	(1,203)	175	(1,028)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	304,213	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Stock options exercised	151,485	—	867	—	—	—	867
Stock-based compensation	—	—	14,718	—	—	246	14,964
Taxes paid on net settlement of RSU's	—	—	(870)	—	—	—	(870)
Non-controlling interests investment in subsidiary	—	—	9,387	—	—	20,992	30,379
Other changes in non-controlling interests	—	—	(933)	—	—	(6)	(939)
Balance at December 31, 2024	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	$280,431

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)
Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Operating activities
Net loss	$(140,270)	$(216,075)	$(160,221)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,703	2,640	4,211
Stock-based compensation	14,964	20,963	4,833
Non-cash exploration and research and development expense	95	3,281	1,273
Loss on de-recognition of mineral interest	1,300	—	5,700
Interest expense	2,899	3,707	2,071
Unrealized foreign exchange loss (gain)	527	(1,293)	1,332
Share of losses from significant influence investments	8,668	35,952	3,711
Gain on disposal of subsidiary	(50,685)	—	—
Loss on revaluation of investments, net	2,162	963	1,450
Loss on revaluation of convertible debt	—	—	18,965
Income taxes	—	(583)	618
Other	791	(1,330)	2,808
Changes in other operating assets and liabilities:
Trade accounts receivable	385	(1,829)	(112)
Inventory	(1,509)	542	(2,083)
Operating lease liabilities	(1,253)	(966)	(873)
Accounts payable and accrued liabilities	(7,859)	1,879	2,727
Deferred exploration liability	4,101	—	—
Other operating assets and liabilities	885	1,634	(2,144)
Net cash used in operating activities	(162,096)	(150,515)	(115,734)
Investing activities
Purchase of exploration properties	(10,640)	(80,507)	(35,905)
Purchase of property, plant and equipment and intangible assets	(2,930)	(1,578)	(8,506)
Purchase of investments subject to significant influence	(1,127)	(68,681)	(3,973)
Cash acquired on acquisition of subsidiary	227	—	—
Net cash used in investing activities	(14,470)	(150,766)	(48,384)
Financing activities
Net proceeds from issuance of common stock	—	319,622	158,050
Proceeds from related party loan	5,000	4,000	10,000
Proceeds from convertible notes	—	—	86,200
Non-controlling interests investment in subsidiary	26,380	39,454	—
Payment on promissory note	(12,081)	—	—
Proceeds from exercise of stock options	867	3,422	181
Taxes paid on net settlement of RSU's	(870)	—	—
Other	(401)	(44)	(21)
Net cash provided by financing activities	18,895	366,454	254,410

Effect of foreign exchange rate changes on cash and cash equivalents	(2,063)	210	(482)
(Decrease) increase in cash and cash equivalents and restricted cash	(159,734)	65,383	89,810
Cash, cash equivalents and restricted cash, beginning of the year	205,043	139,660	49,850
Cash, cash equivalents and restricted cash, end of the year	$45,309	$205,043	$139,660
Restricted cash, end of the year	4,338	—	—
Cash and cash equivalents, end of the year	$40,971	$205,043	$139,660
Supplemental cash flow information
Cash paid for income taxes	$1,915	$1,203	$666
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock	$1,047	$—	$171,251
Non-controlling interests investment in subsidiary	4,000	10,546	—
Settlement of related party loan	(4,000)	—	—
Note payable issued as consideration for land purchase	—	82,590	—
Settlement of loan upon issuance of shares of subsidiary	$—	$(10,546)	$—

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) is a United States company that combines advanced mineral exploration technologies with electric metals exploration projects predominantly located in the United States. The Company’s mineral exploration efforts focus on copper as well as other metals including nickel, vanadium, cobalt, platinum group elements, gold and silver. The Company’s portfolio of electric metals exploration projects include the Santa Cruz Project in Arizona, as well as other exploration projects in the United States.
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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”), develops, manufactures and installs vanadium flow batteries for grid-scale energy storage. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at December 31, 2024 (December 31, 2023 — 90.0%).
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modelling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at December 31, 2024 (December 31, 2023 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 62.5% as at December 31, 2024 (December 31, 2023 — 62.8%).
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
(b)Principles of consolidation:
The consolidated financial statements of the Company include the accounts of those subsidiaries where it directly or indirectly has more than 50% of the voting rights and/or has control over the subsidiary. For entities controlled through less than a 100% ownership interest, a non-controlling interest is recorded to reflect the non-controlling interest’s share of the net loss and net assets of the entity.
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
The Company’s VIE’s are discussed in Note 16 (Earn-in option agreements) and Note 19 (Non-controlling interests).
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
(j)Exploration properties and exploration expense
Direct costs for the acquisition of mineral exploration rights, including option payments, are capitalized and recorded initially at cost as exploration properties. Exploration and evaluation costs are expensed in the period incurred until such time as it has been determined that a mineral property is commercially feasible, in which case subsequent exploration and evaluation costs incurred to develop a mineral property are capitalized. Commercial

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

feasibility is generally established when a mineral property has proven and probable reserves, permits or rights to extract the resources and reserves have been obtained and financing to develop the property has been approved.
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
(m)Intangible assets:
Intangible assets with finite useful lives are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over the assets estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in the estimate being accounted for on a prospective basis.
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
(t)Fair value measurements:
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels (Note 23):
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
Significant areas requiring the use of estimates are as follows
(i)Recoverable value of exploration properties:
The Company reviews and evaluates exploration properties for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of our exploration mineral interests did not involve significant estimation in the periods presented as circumstances did not indicate the carrying amount of our assets may not be recoverable. However, the recoverability of our recorded mineral interests is subject to market factors that could significantly affect the recoverability of our assets, such as commodity prices, results of exploration activities that may affect our intentions to continue under option or earn-in agreements and geopolitical circumstances, particularly in Colombia. By nature, significant changes in these factors are reasonably possible to occur periodically, which could materially impact our financial statements
(ii)Impairment indicators in equity securities:
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
4. Recently adopted accounting standards and recent accounting pronouncements:
Segment reporting
The Company adopted ASU 2023-07 effective January 1, 2024. This update was issued to improve the disclosures about a public entity’s reportable segments by requiring disclosure of incremental segment information on an annual

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

and interim basis. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
In August 2023, the FASB issued ASU 2023-05 Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The update was issued to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Upon formation, a joint venture will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This update is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company is required to adopt ASU 2023-09 on January 1, 2025 and will be required to disclose specific categories in the rate reconciliation if quantitative thresholds are met. The amount of income taxes paid, if any, will be required to be disaggregated by federal, state and foreign taxes.
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The Company is required to adopt ASU 2024-03 on January 1, 2027 and is currently evaluating the expected impact on the consolidated financial statements.
5. Cash and cash equivalents:
Of the total cash and cash equivalents at December 31, 2024 and 2023, $11.2 million and $15.0 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries (Note 19).
6. Restricted cash and deferred exploration liability:
On May 7, 2024, the Company entered into an Exploration Alliance Agreement ("the Alliance") with BHP Mineral Resources Inc. (“BHP”), which sets out the framework for BHP and the Company to explore mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures.
The agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15.0 million and thereafter the Company and BHP would provide funding on a 50/50 basis. The Company will provide the Alliance access to one Typhoon™ system.
On August 19, 2024, BHP provided initial funding in the amount $6.0 million, which is solely for funding exploration activities of the Alliance. The funding has been recorded as restricted cash, with an offsetting credit recorded as a deferred exploration liability. As at December 31, 2024, the restricted cash balance was $4.3 million, as $1.7 million in cash was spent on exploration activities.
The Company is using the equity method of accounting for the Areas of Interest as it was determined that they are subject to joint control.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

7. Accounts receivable:

	December 31, 2024	December 31, 2023
Trade accounts receivable	$762	$1,041
Other receivables (Note a)	20,807	2,285
	$21,569	$3,326
(a) Other receivables includes $20.0 million receivable by VRB in relation to the transaction described in Note 17.
8. Investments subject to significant influence:
The Company’s principal investments subject to significant influence are its investment in Ma'aden Ivanhoe Electric Exploration and Development Limited Company ("Ma'aden Joint Venture") and VRB Energy System (Beijing) Co., Ltd. (“VRB China”). Others include its investments in Sama Resources Inc. (“Sama”) and Sama Nickel Corporation (“SNC”).
The Company has elected to carry its investments in common shares of the publicly-traded companies subject to significant influence at fair value.

	Equity Method				Carried at fair value
	Ma'aden Joint Venture (Note a)	VRB China (Note b)	SNC (Note c)	Other	Sama (Note d)	Other	Total
Balance at December 31, 2022	$—	$—	$890	$—	$4,799	$309	$5,998
Investment	66,013	—	2,668	1,310	—	—	69,991
Share of (losses) income	(34,407)	—	(2,665)	1,120	—	—	(35,952)
Receipt of shares upon spin-out	—	—	—	—	—	555	555
Change in fair value	—	—	—	—	(640)	739	99
Reclassification to other investments	—	—	—	—	—	(1,603)	(1,603)
Foreign currency translation	—	—	3	39	—	—	42
Balance at December 31, 2023	31,606	—	896	2,469	4,159	—	39,130
Disposal of subsidiary	—	35,761	—	(623)	—	—	35,138
Investment	—	—	440	689	—	—	1,129
Share of (losses) income	(11,217)	4,839	(827)	(1,463)	—	—	(8,668)
Acquisition	—	—	(489)	—	—	—	(489)
Change in fair value	—	—	—	—	(1,030)	—	(1,030)
Other	—	—	—	(177)	—	—	(177)
Foreign currency translation	—	—	(20)	(126)	—	—	(146)
Balance at December 31, 2024	$20,389	$40,600	$—	$769	$3,129	$—	$64,887
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The Ma'aden transactions included the establishment of a 50/50 exploration joint venture between Ma’aden and Ivanhoe Electric to explore approximately 48,500 km2 of prospective land (“Ma’aden land”) in Saudi Arabia and a $127.1 million strategic investment by Ma'aden in Ivanhoe Electric common stock. Refer to Note 13 for further information with respect to the Ma’aden investment in Ivanhoe Electric common stock.
In July 2023, Ivanhoe Electric contributed $66.0 million in cash into the Ma'aden Joint Venture. Ma’aden contributed access to Ma’aden land for the purpose of conducting exploration activities as a contribution for its 50% shareholding in the joint venture.
In addition, Ivanhoe Electric and the Ma'aden Joint Venture entered into a separate Typhoon™ equipment purchase agreement with I-Pulse Inc. ("I-Pulse") whereby the Ma’aden Joint Venture purchased three Typhoon™ units for an aggregate contract price of approximately $12.0 million.
The exploration phase of the Ma'aden Joint Venture has an initial term of five years that may be extended for up to an additional five years subject to confirmation by both shareholders. The Shareholders’ Agreement shall terminate at the end of the exploration term if no land area with an economically viable resource has been identified (“Designated Project”).
In the event of termination of the Shareholders’ Agreement or upon conclusion of the exploration phase, the legal and beneficial title to each Typhoon™ unit shall immediately revert to Ivanhoe Electric and Ma’aden shall be entitled to withdraw the land access rights to the Ma’aden land (except concerning Designated Projects).
The Ma'aden Joint Venture is managed by the Board of Directors of the joint venture with Ivanhoe Electric and Ma’aden each having the right to appoint three directors.
Management determined that the Ma'aden Joint Venture is subject to joint control and will account for the investment using the equity method of accounting.
At December 31, 2024, the Ma’aden Joint Venture owes the Company $0.2 million for costs that the Company incurred on behalf of the Ma’aden Joint Venture (December 31, 2023 - $1.3 million).
Summarized financial information for the Ma’aden Joint Venture is as follows:

	As at and for the year ended December 31
	2024	2023
Current assets	$34,612	$65,420
Non-current assets	12,530	—
Current liabilities	6,182	2,007
Non-current liabilities	181	—
Equity	40,779	63,413
Net loss	$22,434	$68,814
(b)VRB China:
On October 15, 2024, VRB entered into a transaction to reduce its ownership interest in VRB China from 100% to 49%, with the change in control becoming effective on October 31, 2024. As a result, VRB de-consolidated VRB China and began equity accounting for its retained interest. Refer to Note 17 for further information on the transaction.
The Company’s share of VRB China’s income recognized for the year ended December 31, 2024 includes a $6.2 million gain recognized upon VRB China receiving a capital increase of $12.7 million (Note 17).

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Summarized financial information for VRB China is as follows:

2024
As at December 31:
Current assets	$18,750
Non-current assets	2,497
Current liabilities	5,212
Non-current liabilities	173
Equity	15,862

For the period November 1 to December 31:
Net loss	$2,776
(c)SNC:
On March 11, 2024, the Company completed its earn-in and acquired an additional 30% in SNC bringing its total ownership interest in SNC to 60%. SNC owns the Samapleu-Grata Nickel-Copper Project ("Samapleu Project") in the Ivory Coast. The Company determined that it acquired control of SNC and commenced consolidating the results of SNC from March 11, 2024 under the voting interest entity model. The acquisition was accounted for as an asset acquisition as SNC did not meet the definition of a business. The cost of the acquisition has been allocated to the assets and liabilities of SNC, including its exploration property in the Ivory Coast.
(d) Sama:
Sama is a mineral exploration company, listed on the TSX Venture Exchange, focused on exploring nickel — copper projects in Ivory Coast, West Africa. As at December 31, 2024, the Company owned 22.7% (December 31, 2023 — 22.7%) of the issued and outstanding common shares in Sama.
9. Exploration properties:

	Santa Cruz (Note a)	Tintic (Note b)	San Matias (Note c)	Other	Total
Balance at December 31, 2022	$40,880	$27,138	$15,315	$3,425	$86,758
Acquisition costs	125,612	3,525	—	400	129,537
Foreign currency translation	—	—	—	(5)	(5)
Balance at December 31, 2023	166,492	30,663	15,315	3,820	216,290
Acquisition costs	10,300	40	—	529	10,869
De-recognition (Note d)	—	—	—	(1,300)	(1,300)
Foreign currency translation	—	—	—	17	17
Balance at December 31, 2024	$176,792	$30,703	$15,315	$3,066	$225,876
(a)The Santa Cruz Project is a copper project near the city of Casa Grande in Arizona, USA.
(i)Land acquisition:
On May 10, 2023, Ivanhoe Electric signed a binding purchase and sale agreement for the acquisition of land at its Santa Cruz Project in Arizona. The acquisition closed on May 23, 2023 and totals 5,975 acres of surface title and associated water rights.
The total purchase price was $116.9 million, of which the Company paid a total of $34.3 million to the seller as of closing. The Company also issued a secured promissory note to the seller in the amount of $82.6 million, with a balance of $36.6 million owing at December 31, 2024 (Note 11).

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The Company reports land and water rights associated with its exploration projects in exploration properties. Directly attributable acquisition costs of $2.2 million were capitalized on acquisition.
(ii)Option agreement:
Pursuant to an agreement entered into in 2021, the Company had an option agreement that provided the Company with the right to acquire 100% of the mineral title of the Santa Cruz Project for consideration of $27.9 million. In August 2024, the Company completed the final $10.0 million payment to exercise its option to acquire 100% ownership of the mineral rights at the Santa Cruz project. Following this transaction, the Company now owns 100% of the mineral and surface rights for the Santa Cruz project.
(b)The Tintic Project is a copper-gold-silver project in the Tintic District of Utah, USA. Pursuant to agreements entered into in 2017 and 2018, the Company obtained the right to explore the underlying assets and to acquire or optionally acquire specified mineral rights of the underlying assets by making scheduled payments.
In 2023, the Company completed its purchase of 100% of the assets included in the agreements.
(c)The San Matias Project is Cordoba’s project in Colombia, which includes 100% of the Alacran Deposit and satellite deposits at Montiel East, Montiel West and Costa Azul. On May 8, 2023, Cordoba closed a strategic arrangement with JCHX Mining Management Co., Ltd (“JCHX") to advance the Alacran Project. Refer to Note 18 for further details regarding the strategic arrangement.
(d)In August 2024, the Company elected to terminate two exploration projects. Previously capitalized acquisition costs in the amount of $1.3 million have been de-recognized and recorded as exploration expenses in the consolidated statement of loss.
10. Accounts payable and accrued liabilities:

	December 31, 2024	December 31, 2023
Trade accounts payable	$6,309	$12,859
Accrued liabilities	2,367	3,481
Due to related parties	2,176	1,645
Other payables	269	1,963
	$11,121	$19,948

11. Note payable:

Note payable
Balance at December 31, 2022	$—
Issuance	82,590
Finance expense	4,314
Payment	(37,988)
Balance at December 31, 2023	48,916
Finance expense	4,429
Payment	(16,773)
Balance at December 31, 2024	$36,572

Current portion	12,409
Non-current portion	24,163
Balance at December 31, 2024	$36,572

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

In connection with the land acquisition described in Note 9, the Company issued a secured promissory note in the amount of $82.6 million. The promissory note includes an annual interest rate of prime plus 1% and is to be paid in installments, as follows:
•$34.3 million, plus accrued interest, paid in November 2023;
•four equal principal payments of $12.1 million on the first, second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest. A payment of $12.1 million plus accrued interest was paid in November 2024.
12. Convertible debt:

VRB Convertible bond (Note a)
Balance at December 31, 2022	$25,918
Finance expense	2,454
Balance at December 31, 2023	28,372
Finance expense	2,570
Balance at December 31, 2024	$30,942
(a)VRB Convertible bond:
On July 8, 2021, VRB issued a convertible bond for gross proceeds of $24.0 million. The bond has a five year term and interest accrues at a rate of 8% per annum.
Prior to the maturity date of July 8, 2026, the convertible bond is automatically converted into equity of VRB upon an equity financing or sale event, at a price per share equal to the lower of:
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

13. Equity:
(a)Common stock transactions:
(i) Kaizen arrangement:
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(ii) Ma'aden Strategic Investment:
On July 6, 2023 Ivanhoe Electric completed the closing of the Ma'aden transactions which included the issuance of 10.3 million shares of common stock, representing 9.9% of common shares on completion of the Ma'aden transactions, at a purchase price of $12.38 per share for gross proceeds of $127.1 million. Directly attributable issuance costs of $3.5 million incurred in conjunction with the strategic investment were recorded as a reduction in paid in capital.
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
(iii) Public offering and subscription agreement:
On September 18, 2023, Ivanhoe Electric completed a public offering and issued 13.6 million shares of common stock at a price of $13.50 per share for gross proceeds of $184.0 million. Directly attributable issuance costs of $8.5 million incurred in conjunction with the public offering were recorded as a reduction in paid in capital.
On October 23, 2023 Ma’aden signed a subscription agreement, exercising their right to maintain 9.9% ownership in the Company following the public offering. The Company issued 1.5 million shares of common stock to Ma’aden at a price of $13.50 per share for gross proceeds of $20.4 million.
(iv) Initial Public Offering (“IPO”):
On June 30, 2022, the Company completed an IPO of 14,388,000 shares of common stock which were issued at a price of $11.75 per share for gross proceeds of $169.1 million. Directly attributable issuance costs of $11.0 million incurred in conjunction with the IPO were recorded as a reduction in paid in capital.
(v) Debt conversions:
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
(vi) Stock issuance to Central Arizona Resources Ltd.:
On June 30, 2022, the Company issued 945,626 shares of common stock to Central Arizona Resources Ltd. as consideration for assignment of option and surface access agreements related to the Santa Cruz project. The stock issuance was recorded at fair value based on the IPO price of $11.75 per share.
At December 31, 2024, the Company is authorized to issue 700,000,000 shares of common stock, at $0.0001 par value.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(b)Stock-based compensation:
Ivanhoe Electric, Cordoba, VRB and CGI have equity incentive plans and Kaizen had an equity incentive plan prior to Ivanhoe Electric acquiring 100% of the issued and outstanding common shares of Kaizen. The stock-based compensation charged to operations was incurred by the Company as follows:

	Year ended December 31,
	2024	2023	2022
Ivanhoe Electric	$13,866	$20,028	$3,407
Kaizen	129	267	462
Cordoba	841	469	708
VRB	119	177	89
CGI	9	22	167
	$14,964	$20,963	$4,833
Option exercises at the subsidiary level, should they occur, will impact the Company’s non-controlling interest in the applicable subsidiary, not the Company’s share capital.
Stock-based payment compensation was allocated to operations as follows:

	Year ended December 31,
Share based payment compensation in:	2024	2023	2022
Cost of sales	$—	$5	$161
Exploration expenses	3,041	3,277	1,643
Research and development expenses	—	11	—
General and administrative expenses	11,923	17,670	3,029
	$14,964	$20,963	$4,833
The Company adopted a Long Term Incentive Plan (“LTIP”) on June 30, 2022. The LTIP provides for grants of stock options, stock awards, stock unit awards, and deferred stock unit awards. The Company’s employees, including employees who are directors, consultants and non-employee directors are eligible to receive awards under the LTIP. Stock options may not be granted with an exercise price less than the closing price of the Company’s common stock on the grant date. As of December 31, 2024, 9,289,232 shares were available for grant under the LTIP and no shares were available under other plans.
(i) Stock options:
Ivanhoe Electric granted stock options to certain officers and employees as follows:

Grant Date	Options granted	Exercise price
April 8, 2024	415,170	$13.50
March 11, 2024	1,801,234	$13.50
December 1, 2023	50,000	$11.75
August 9, 2023	200,000	$16.03
July 1, 2023	100,000	$13.04
March 1, 2023	100,000	$15.46
February 1, 2023	500,000	$13.23
November 21 - 29, 2022	2,760,509	$11.75
The options have a seven-year term and comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date.
A summary of stock options outstanding and activity is presented below.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,483,322	$2.49
Granted	2,760,509	11.75
Exercised	(72,666)	2.49
Forfeited/expired	(100,001)	2.49
Outstanding at December 31, 2022	7,071,164	6.11	4.8	$42,745
Granted	950,000	13.96
Exercised	(1,379,526)	2.49
Forfeited/expired	(442,701)	6.13
Outstanding at December 31, 2023	6,198,937	8.11	4.5	$20,207
Granted	2,216,404	13.50
Exercised	(151,485)	5.72
Forfeited/expired	(188,429)	8.77
Outstanding at December 31, 2024	8,075,427	$9.62	2.6	$12,614

Vested and exercisable at December 31, 2022	2,164,812	$2.49	3.5	$20,912
Vested and exercisable at December 31, 2023	2,766,116	$5.51	3.6	$14,151
Vested and exercisable at December 31, 2024	4,461,184	$6.73	3.0	$12,614
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
Information related to stock options granted during the years ended December 31, 2024, 2023 and 2022 is presented below.

	2024	2023	2022
Weighted average assumptions used to value stock option awards:
Fair value of common stock	$9.20	$13.94	$9.98
Expected volatility	61.4%	68.2%	69.5%
Expected life of options (in years)	4.0	4.0	4.0
Expected dividend rate	0%	0%	0%
Risk-free interest rate	4.29%	4.04%	4.24%
Weighted average grant-date fair value (per option)	$3.70	$7.53	$5.08
At December 31, 2024, the Company had $7.3 million of total unrecognized compensation cost to be recognized in 2025 through 2027 in relation to stock options.
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
On November 21, 2022, Ivanhoe Electric granted 750,000 stock-settled RSU’s to an executive of the Company. The RSU’s comprise three equal tranches vesting in one-third annual increments beginning one year from the grant date. The fair value of the stock-settled RSU’s is amortized over the vesting period. The total fair value of the November 21, 2022 RSU grant was $7.5 million.
A summary of outstanding stock-settled RSU’s as of December 31, 2024 and activity during the year then ended is presented below.

	Number of awards	Weighted-Average Grant Date Fair Value Per Award	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—
Granted	750,000	9.98
Outstanding at December 31, 2022	750,000	9.98	$9,113
Granted	750,000	12.15
Vested	(250,000)	9.98
Outstanding at December 31, 2023	1,250,000	9.98	$12,600
Vested	(304,213)	11.05
Cancelled	(95,787)	9.98
Outstanding at December 31, 2024	850,000	$11.51	$6,418
For the year ended December 31, 2024, the Company recognized $4.3 million in stock based compensation expense relating to the vesting of RSU’s.
At December 31, 2024, the Company had $3.3 million of total unrecognized compensation cost to be recognized in 2024 through 2027 in relation to stock-settled RSU’s.
14. Revenue:
The Company recognized revenue from the following sources:

	Year ended December 31,
Revenue type	2024	2023	2022
Software licensing (Note a)	$—	$—	$6,882
Data processing services	2,831	1,300	847
Energy storage systems (Note b)	70	2,603	711
Total	$2,901	$3,903	$8,440
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
(b)At December 31, 2024, the Company did not have a contract liability relating to the sale of energy storage systems as it was de-recognized on loss of control of a subsidiary (2023 — $2.4 million). Refer to Note 17 for further information on the loss of control of a subsidiary.
The Company had a significant customer that accounted for 82% of total sales for the year ended December 31, 2022.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

15. Exploration expense:

	Year ended December 31,
Project	2024	2023	2022
Santa Cruz, USA (Note 9(a))	$72,384	$57,203	$61,172
San Matias, Colombia (Cordoba) (Note 9(c))	14,756	28,068	18,454
Tintic, USA (Note 9(b))	11,274	13,131	2,282
Hog Heaven, USA (Note 16)	10,855	7,812	2,216
Unity, USA	3,052	147	653
White Hill, USA (Note 16)	1,775	1,451	—
Carolina, USA	1,201	1,337	1,307
Pinaya, Peru	755	958	2,616
Lincoln, USA	480	3,684	1,312
Project Generation and other	14,412	12,928	15,274
Total	$130,944	$126,719	$105,286
Exploration expense at the Santa Cruz Project for the year ended December 31, 2022 included $5.7 million recorded upon the de-recognition of certain non-refundable payments made under a terminated land purchase agreement at the Santa Cruz Project.
16. Earn-in option agreements:
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
The table below shows the net carrying value of the Company’s assets in these entities, being the investment in the equity of the ultimate owner of the project (“Project Sponsor”) and the investment in the equity of the underlying project entity, respectively, as of December 31, 2024, which together represent the Company’s maximum exposure to loss on the underlying project as of December 31, 2024 as a result of the earn-in agreement and associated agreements. The Company has no liabilities on the balance sheet with respect to these entities.
The Company has no minimum commitment to future expenditures in relation to these arrangements and has not issued guarantees on behalf of these entities. The table also presents certain information with respect to the earn-in option (cumulative expenditures to date, expenditures necessary to obtain an initial minority ownership right and expenditures required to achieve the maximum ownership interest available under the agreement). Exploration expenditures made in respect of these earn-in arrangements, which are at the discretion of the Company and therefore exceed contractual obligations, are presented in Note 15. The Company funds exploration expenditures in excess of contractual requirements for the purpose of evaluating and investing in option agreements.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Project	Investment in Project Sponsor		Net Carrying Value of Project Entity	Cumulative Earn-In Expenditures and payments as of December 31, 2024	Ownership percentage of project entity at December 31, 2024		Expenditures Required to Achieve Maximum Ownership Interest	Maximum Potential Ownership
Hog Heaven	$355	(1)	$—	$23.4 million	0%	(2)	$44.5 million	75%
Perseverance	$79	(1)	$—	Cdn $6.8 million	51%		Cdn $17.5 million	80%
White Hill	$—		$—	$3.3 million	0%	(3)	$15.0 million	80%
_______________
(1)Included in other investments.
(2)The Company must incur $15.0 million in earn-in expenditures (completed) and make payments to the counterparty totalling $4.5 million, the last of which is due in 2027, to earn an initial 51% interest in the Hog Heaven project.
(3)On January 16, 2025, the Company provided notice to Exiro Minerals USA Corp. of its election to terminate the earn-in agreement relating to the White Hills Project effective February 15, 2025.
17. Disposal of subsidiary:
On October 15, 2024, VRB entered into an agreement with China Energy Storage Industry Co., Ltd. (“Red Sun”) to form a joint venture in VRB's existing operation in China. Under this agreement, Red Sun holds a 51% ownership stake in VRB China and VRB owns the remaining 49%. The change in control became effective on October 31, 2024.
Red Sun purchased shares of VRB China, a previously wholly-owned subsidiary of VRB, from VRB for $20.0 million and will complete a capital increase directly in VRB China in the amount of $35.2 million, of which $12.7 million was received in October 2024. The remaining $22.5 million will be received in five installments during 2025.
The $20.0 million due to VRB is payable in two tranches and is recorded in accounts and other receivables as at December 31, 2024. On October 28, 2024, $10.0 million was deposited to an account in China jointly controlled by Red Sun and VRB. Following receipt of several regulatory approvals required to transfer the funds outside of China, on February 11, 2025, VRB received the first tranche payment with the balance being due in June 2025.
VRB China is a variable interest entity, as it is dependent on additional subordinated financial support from Red Sun, principally in the form of additional committed capital contributions. A portion of Red Sun’s equity in VRB China, being 30% of the total equity in VRB China, is contingently returnable to the Company in the event Red Sun defaults on its payable to the Company or any of its capital commitments to VRB China, all of which are due and payable during 2025. Judgment was required in determining whether the Company is the primary beneficiary prior to Red Sun having fully paid for its equity. The Company has determined it is no longer the primary beneficiary of VRB China as of October 31, 2024. In reaching this decision, the Company considered that as of October 31, 2024 Red Sun assumed the operator role over the business of VRB China, is actively managing significant business activities and has the right to appoint the majority of directors. The Company has determined that this results in Red Sun having greater decision-making power over the most significant activities of VRB China. In addition, Red Sun gained liquidation and dividend rights associated with the majority of the equity of VRB China.
As a result, the Company has de-consolidated VRB China as of October 31, 2024 and has accounted for its retained interest in VRB China using the equity method of accounting. The Company has recorded its retained interest in VRB China at a fair value of $35.8 million, based on the consideration paid, and recognized a gain on the sale of the controlling interest of VRB China of $50.7 million, as presented below.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Fair value of retained interest	$35,761
Consideration received for sale of shares	20,000
Net assets disposed of on de-consolidation	(5,567)
Accumulated other comprehensive income disposed of on de-consolidation	491
Gain on disposal of subsidiary	$50,685
As at December 31, 2024, the Company’s maximum exposure to loss in VRB China is represented by the aggregate carrying value of $60.6 million, including $20.0 million accounts receivable and $40.6 million for its retained interest in the equity of VRB China.

18. Non-controlling interests investment in subsidiary:
On May 8, 2023, Cordoba closed the $100.0 million strategic arrangement with JCHX to advance the Alacran Project in Colombia. Upon closing, JCHX received a 50% ownership interest in CMH Colombia S.A.S. (“CMH”), a Colombian company that owns 100% of the Alacran Project and is the joint venture vehicle for Cordoba and JCHX in this strategic project level partnership.
For its 50% interest, JCHX will pay the $100.0 million purchase price in three installments. As of the closing of the transaction, $40.0 million was paid as a first installment. On January 4, 2024, Cordoba received the second installment of $40.0 million that was payable in cash upon the board of directors of Cordoba approving the Feasibility Study of the Alacran Project and the filing of the Environmental Impact Assessment (“EIA”) to the relevant Colombian Government authority, with $10.0 million of this amount paid in December 2023 and the remaining $30.0 million settled in January 2024. A third and final installment of $20.0 million is receivable in cash upon the approval of the EIA, which must be within two years of the transaction’s closing date. Should the EIA not be approved by the second anniversary of the closing date, JCHX will have the option to elect not to complete this final installment.
In the event JCHX does not pay the third installment, JCHX’s and Cordoba’s ownership of CMH shares will be adjusted to 40% and 60%, respectively.
The Company currently retains control over the relevant activities of CMH and therefore continues to consolidate the entity.
The Company measures its non-controlling interest and loss attributable to non-controlling shareholders on the basis of a hypothetical liquidation at book value. Upon closing in 2023, the Company recorded the difference between the consideration received and the carrying value of the interest given up of $18.0 million in additional paid in capital.

19. Non-controlling interests:
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

	Kaizen	VRB	Cordoba	CGI	SNC	Total
Balance at December 31, 2022	$523	$(2,471)	$(2,026)	$46	$—	$(3,928)
Non-controlling interests share of (loss) income	(259)	(1,323)	(15,196)	80	—	(16,698)
Changes in non-controlling interests arising from changes in ownership interest	—	—	22,896	—	—	22,896
Other changes in non-controlling interests	52	11	(308)	6	—	(239)
Balance at December 31, 2023	316	(3,783)	5,366	132	—	2,031
Non-controlling interests share of (loss) income	—	4,249	(15,473)	(44)	(380)	(11,648)
Changes in non-controlling interests arising from changes in ownership interest	(316)	—	20,628	—	364	20,676
Other changes in non-controlling interests	—	(42)	530	(9)	252	731
Balance at December 31, 2024	$—	$424	$11,051	$79	$236	$11,790
Assets and liabilities belonging to the Company’s principal non-wholly owned subsidiaries as of December 31, 2024 are as follows:

	VRB	Cordoba	CGI	SNC	Total
Ownership percentage at December 31, 2024:	90.0%	62.5%	94.3%	60.0%

Total assets	$61,172	$27,505	$2,799	$797	$92,273
Total liabilities	56,923	9,418	1,404	208	67,953
Net assets	$4,249	$18,087	$1,395	$589	$24,320
VRB’s liabilities as at December 31, 2024 include a loan payable to Ivanhoe Electric of $25.2 million.
Each of the non-wholly owned subsidiaries do not have retained earnings as they carry an accumulated deficit. Net assets of non-wholly owned subsidiaries are restricted from being transferred to Ivanhoe Electric without the other shareholders’ consent.
The Company and its wholly-owned subsidiaries do not guarantee the obligations of the non-wholly owned subsidiaries and, as such, the creditors of the non-wholly owned subsidiaries do not have recourse against the Company or its wholly owned subsidiaries. In addition, the Company may be restricted from paying dividends from non-wholly owned subsidiaries without the other shareholders’ consent.
During 2021, VRB raised capital through the issuance of convertible debt (Note 12) resulting in VRB becoming a VIE. Except as disclosed above, the Company has not provided additional subordinated financial support to VRB as at December 31, 2024, although the Company is not precluded from doing so in the future. Ivanhoe Electric does not provide any guarantees or have any commitments to fund VRB. Other creditors of VRB do not have recourse against Ivanhoe Electric. Further information about VRB, including its impact on the Company’s loss from operations, is presented as the Energy Storage segment in Note 25.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

20. Income taxes:
Total income tax provision / (benefit) for the years ended December 31, 2024, 2023 and 2022 are allocated as follows:

	Year ended December 31,
	2024	2023	2022
Income from continuing operations	$32	$(584)	$618
Equity, non-controlling interests investment in subsidiary	—	2,846	—
Total income tax provision / (benefit)	$32	$2,262	$618
Major components of the Company’s income tax provision / (benefit) from continuing operations for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year ended December 31,
	2024	2023	2022
Current:
U.S. Operations	$—	$—	$—
Foreign	32	(380)	1,393
Total current income tax provision / (benefit)	32	(380)	1,393
Deferred:
U.S. Operations	—	—	—
Foreign	—	(204)	(775)
Total deferred income tax provision / (benefit)	—	(204)	(775)
Total income tax provision / (benefit)	$32	$(584)	$618
Loss from continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	Year ended December 31,
	2024	2023	2022
U.S. Operations	$(136,615)	$(124,083)	$(108,909)
Foreign	(3,622)	(92,576)	(50,694)
Total	$(140,238)	$(216,659)	$(159,603)
The annual income tax expense (benefit) attributable to income from continuing operations is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax (loss) income. The reasons for the difference are:

	Year ended December 31,
	2024	2023	2022
U.S. Federal tax rate	21%	21%	21%
Expected income tax expense (benefit) at U.S. Federal tax rate	$(29,450)	$(45,498)	$(33,517)
Reconciling items:
Difference between statutory and foreign tax rate	(11,353)	(3,513)	(763)
Permanent differences	7,496	6,464	10,403
Change in valuation allowance	32,779	42,849	24,905
Other	560	(886)	(410)
Income tax (recovery) expense	$32	$(584)	$618

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below.

	As at December 31,
	2024	2023
Deferred tax assets:
Exploration mineral interest	$46,481	$41,572
Net operating losses	73,205	59,324
Equity method investment in joint venture	12,552	8,602
Foreign capital losses	5,485	5,470
Capital loss carry-forward	1,555	1,282
Other	1,249	1,341
Total gross deferred tax assets	140,527	117,591
Less: valuation allowance	(139,953)	(117,154)
Net deferred tax assets	574	437
Deferred tax liabilities:
Exploration mineral interest	(4,049)	(4,671)
Other	(574)	(611)
Total gross deferred tax liabilities	(4,623)	(5,282)
Net deferred tax liability	$(4,049)	$(4,845)
The Company evaluated the positive and negative evidence available to determine the amount of valuation allowance required on its deferred tax assets. Due to the early stage of exploration, the Company has recognized a valuation allowance against deferred income tax assets in excess of those supported by the reversal of taxable temporary differences. As of December 31, 2024, a $140.0 million valuation allowance has been provided. The changes in the valuation allowance for the years ended December 31, 2024 and 2023 are as follows:

	As at December 31,
	2024	2023
Balance, beginning of year	$(117,154)	$(71,063)
Decrease (increase) due to foreign currency translation	5,361	(5,704)
(Increase) related to non-utilization of deferred tax assets due to uncertainty of recovery and (increase) related to non-utilization of net operating loss carryforwards	(36,063)	(42,485)
Decrease related to utilization and expiration of deferred tax assets, other	7,903	2,098
Balance, end of year	$(139,953)	$(117,154)
As of December 31, 2024, the Company has the following net operating loss carryforwards for income tax purposes:

Country	Losses	Expiry
U.S.A.	$275,894	2036 to 2043
Canada	48,609	2029 to 2043
Colombia	9,362	2029 to 2034
Singapore	4,651	Indefinite
The Company’s utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2024, no change in control has occurred in the Ivanhoe Electric group.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The Company had no unrecognized income tax benefits as of December 31, 2024 or 2023. Due to the net operating loss carryover position coupled with the lack of any unrecognized tax benefits, the Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.
The Company has not recognized a deferred tax liability related to its investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
21. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
The following table summarizes transactions between the Company and certain significant related parties.

	Balance outstanding as at December 31,		Transactions for the year ended December 31,
	2024	2023	2024	2023	2022
Total Expenses
Global Mining (Note a)	$643	$224	$4,325	$13,471	$13,372
Ivanhoe Capital Aviation (Note b)	83	—	1,000	1,000	1,000
I-Pulse (Note c)	—	1,395	1,379	3,107	213
JCHX Mining Management Co., Ltd (Note d)	1,500	—	1,580	—	—
Total	$2,226	$1,619	$8,284	$17,578	$14,585
Revenue and accounts receivable
Ma'aden Joint Venture (Note 8(a))	$300	$—	$1,463	$—	$—
Advances
Global Mining (Note a)	831	1,169	—	—	—
Ma'aden Joint Venture (Note 8(a))	176	1,254	—	—	—
Deposit
I-Pulse (Note c)	2,593	4,233	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note d)	$5,001	$4,000	$—	$—	$—

	Transactions for the year ended December 31,
	2024	2023	2022
Expense classification
General and administrative expenses	$4,339	$7,469	$6,232
Exploration expenses	3,010	8,231	8,353
Research and development expenses	935	1,878	—
	$8,284	$17,578	$14,585
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at December 31, 2024.
(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(c)I-Pulse is a shareholder of the Company. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters to be delivered in stages over approximately three years. The total purchase price for the six Typhoon™ transmitters is $12.4 million, which includes research and development costs of $2.8 million. The agreement also includes maintenance costs of $1.7 million. The Company is recognizing the research and development costs and annual maintenance costs on a straight line basis in the consolidated statement of loss over the applicable term. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered. As at December 31, 2024, the Company has received three of the Typhoon™ transmitters that are deliverable under the agreement.
(d)JCHX held 19.7% of Cordoba’s issued and outstanding common stock as at December 31, 2024 (December 31, 2023 - 19.8%).
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX. The loan bears simple interest at 10% per annum for the first six months of the agreement, and 12% per annum thereafter. The loan is payable on the maturity date, which is the earlier of 36 months after the date of the loan agreements or the date the third installment of $20.0 million becomes payable by JCHX under the strategic arrangement describe in Note 18. As at December 31, 2024, $5.0 million of the bridge loan had been received by Cordoba and $5.0 million was received in January 2025.
In November 2023, $4.0 million was advanced to Cordoba by JCHX. The loan bears simple interest at 12% per annum and is payable on its maturity date, which is the earlier of twelve months after the date of the loan agreement, and the date the second installment of $40.0 million becomes payable by JCHX under the strategic arrangement described in Note 18. In January 2024, the $4.0 million loan was settled in full by applying it towards the second installment as a payment in kind.
For the year ended December 31, 2024 JCHX provided engineering services to Cordoba totaling $1.6 million.

22. Net loss per share:
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders or parent	$128,622	$199,377	$149,813
Weighted-average number of shares outstanding
Basic and diluted	120,377,904	102,491,529	78,527,539
Basic and diluted net loss per share	$1.07	$1.95	$1.91
For purposes of this calculation, convertible debt, and options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. The amount of antidilutive shares excluded from the calculation as at December 31, 2024 was 9.0 million (December 31, 2023 - 7.5 million, December 31, 2022 - 7.9 million).

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

23. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	$3,129	$—	$—	$4,159	$—	$—
Other investments	995	750	—	2,239	750	—
Total financial assets	$4,124	$750	$—	$6,398	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
24. Financial risk management:
The Company is exposed in varying degrees to credit risk through its use of financial instruments.
The Company’s principal financial assets are cash and cash equivalents and accounts receivable. The Company’s credit risk is primarily attributable to its accounts receivable. The Company’s maximum exposure to credit risk is approximately $21.6 million. The Company regularly reviews its receivables and the economic conditions to determine whether an allowance for expected losses is necessary.
Cash at bank is held with credit worthy financial institutions.
The Company has no significant concentration of credit risk other than its accounts receivable and the Company’s credit risk has not changed significantly during the years ended December 31, 2024, 2023 and 2022.
25. Segment reporting:
The Company’s President & Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) of the Company. The CODM evaluates how the Company allocates resources, assesses performance and makes strategic and operational decisions. Based upon such evaluation, the Company has determined that it has four reportable segments. The Company’s reportable segments are the Santa Cruz Project, critical metals, data processing and energy storage.
The Santa Cruz Project and critical metals segments are focused on mineral project exploration and development with a focus on identifying and developing mineral projects, and ultimately mines, associated with the metals necessary for electrification. The Santa Cruz project is at a more advanced stage relative to most of the Company’s other mineral exploration projects and its discrete financial information and operating results are regularly reviewed by the CODM in order to make decisions about resource allocation and assess performance.
The data processing segment provides data analytics, geophysical modeling and artificial intelligence services for the mineral, oil & gas and water exploration industries. The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Segment information for the periods presented is as follows:

	As at and for the year ended December 31, 2024
	Santa Cruz Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$2,831	$70	$2,901
Intersegment revenues	—	—	177	—	177
Loss (income) from operations	72,465	97,277	(831)	8,040	176,951
Depreciation and amortization	153	1,983	57	510	2,703
Segment assets	179,469	131,492	2,799	61,172	374,932
Expenditures for segment assets	10,356	3,120	—	94	13,570
Investments subject to significant influence	—	23,341	946	40,600	64,887

	As at and for the year ended December 31, 2023
	Santa Cruz Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$1,300	$2,603	$3,903
Intersegment revenues	—	—	100	—	100
Loss from operations	57,833	111,634	1,363	9,572	180,402
Depreciation and amortization	87	975	995	583	2,640
Segment assets	168,718	296,436	5,460	16,612	487,226
Expenditures for segment assets	76,937	5,017	—	131	82,085
Investments subject to significant influence	—	36,661	2,469	—	39,130

	For the year ended December 31, 2022
	Santa Cruz Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$7,729	$711	$8,440
Intersegment revenues	—	—	323	—	323
Loss (income) from operations	61,230	63,702	(3,090)	10,323	132,165
Depreciation and amortization	34	780	2,868	529	4,211
The following tables illustrate the geographic makeup of the Company’s revenues and long-lived assets.

	Year ended December 31,
Revenue	2024	2023	2022
Canada	$2,831	$1,300	$7,729
China	70	2,603	711
Total	$2,901	$3,903	$8,440

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Revenues are attributed to countries based on the location in which the sale originated.

	As at December 31,
Long-lived assets	2024	2023
U.S.A	$210,337	$196,767
Colombia	20,344	19,456
Peru	2,561	2,555
Other	595	2,450
Total	$233,837	$221,228
Long-lived assets comprise the Company’s exploration mineral interests (excluding a mineral royalty) and property, plant and equipment.
Long-lived assets reconcile to segment assets and the balance sheet as follows:

	As at December 31,
	2024	2023
Total long-lived assets	$233,837	$221,228
Total current assets	69,286	216,486
Mineral royalty	1,707	1,707
Investments subject to significant influence	64,887	39,130
Other investments	1,745	2,989
Other non-current assets	3,471	5,686
Total assets and segment assets	$374,932	$487,226
26. Commitments and contingencies:
The Company has entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 21).
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
27. Subsequent event:
On February 14, 2025, Ivanhoe Electric completed a public offering where it issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for gross proceeds of $69.0 million. Each Unit consists of (i) one share of Ivanhoe Electric’s common stock and (ii) one accompanying warrant (the "Warrants"). Each whole Warrant is exercisable to purchase one share of Ivanhoe Electric’s common stock at a price of $7.00 per share, exercisable until February 17, 2026.

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
Management’s Annual Report on Internal Control over Financial Reporting
Management of Ivanhoe Electric is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Ivanhoe Electric's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, in accordance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the management’s assessment, Ivanhoe Electric's internal control over financial reporting was effective as of December 31, 2024.
Deloitte LLP, an Independent Registered Public Accounting Firm, has audited the Company’s internal control over financial reporting as of December 31, 2024, and as stated in the Report of Independent Registered Public Accounting Firm, they have expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

During the quarterly period ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our directors and executive officers as of February 21, 2025.

Name	Age	Position
Robert Friedland	74	Executive Chairman of the Board of Directors
Taylor Melvin	55	Chief Executive Officer, President and Director
Russell Ball	56	Director
Hirofumi Katase	65	Director
Priya Patil	62	Director
Patrick Loftus-Hills	58	Director
Ronald Vance	72	Director
Victoire de Margerie	61	Director
Sofia Bianchi	68	Director
Jordan Neeser	42	Chief Financial Officer
Quentin Markin	52	Executive Vice President, Business Development and Strategy Execution
Mark Gibson	55	Chief Geophysics Officer
Graham Boyd	39	Senior Vice President, U.S. Projects
Glen Kuntz	57	Senior Vice President, Mine Development
Cassandra Joseph	53	General Counsel and Corporate Secretary
Stephani Terhorst	46	Vice President, Human Resources
Biographical Information

Robert Friedland has served as Executive Chairman of the Board of Directors since November 21, 2022. Prior to that time, Mr. Friedland was Chief Executive Officer from July 16, 2020 to November 21, 2022 and Chairman of the Board from June 30, 2021 to November 21, 2022. Mr. Friedland has over thirty years of experience and has been recognized by leaders of the international financial sector and mineral resource industries as an entrepreneurial explorer, technology innovator and company builder. Since July 1988, Mr. Friedland has been the Director, President and Chief Executive Officer of Ivanhoe Capital Corporation (“Ivanhoe Capital”). Since September 2018 Mr. Friedland has held the position of Executive Co-Chairman of Ivanhoe Mines Ltd. (previously the Executive Chairman from May 2012 until September 2018 and founder in November 2000). Mr. Friedland was a Director, Chairman and President of Ivanhoe Pictures, Inc. from May 2013 to December 2021, and currently the Chairman of VRB Energy Inc. As one of the most recognized mining personalities and achievers in the world, Mr. Friedland is dedicated to serving on numerous boards in the natural resources sector. These positions include: Co-Chairman and Director of Sunrise Energy Metals Limited (formerly Clean TeQ Holdings Limited), September 2016; Chairman (January 1991) and Interim CEO (June 2023) of I-Pulse Inc. (Previous: Co-Founder April 2008); Co-Chair Director of SK Global Entertainment, Inc. from February 2017 to December 2021; Chief Executive Officer of HPX from December 2015 to July 2022 and Chairman from January 2018 to July 2022; and a Director of Kietta SASand of Pure Lithium Corporation. From June 2020 to June 2021, Mr. Friedland served as Chairman of Gold X Mining Corp., which was acquired by Gran Colombia in June 2021, at which time Mr. Friedland left the board of directors. Mr. Friedland was the Chief Executive Officer from July 2020 to February 2022 and a founder of Ivanhoe Capital Acquisition Corp., a NYSE-listed special purpose acquisition corporation that completed its merger with SES AI Corporation (“SES”), a lithium-metal battery developer, in February 2022. He served as a Director of SES until March 15, 2023. Since April 2022, Mr. Friedland has served as the chairman of Energy Capital Group. Mr. Friedland graduated with a degree in political science from Reed College.

Taylor Melvin has served as our Chief Executive Officer, President and member of our Board of Directors since November 2022. Mr. Melvin has over twenty years of experience in the natural resources sector as a senior corporate development professional and investment banker. He was President and Chief Executive Officer of Battery Metals Streaming Corp. from March 2022 to August 2022, and Vice President, Corporate Development for Freeport-McMoRan Inc. (NYSE: FCX), a leading international mining company focused on copper, headquartered in Phoenix, Arizona, from June 2008 to March 2022, after having served as its Director – Finance & Business Development since 2008. Prior to joining Freeport in 2008, Mr. Melvin was an Executive Director in J.P. Morgan’s Natural Resources investment banking group in New York. Mr. Melvin received his Bachelor of Science in Business Administration and his MBA from the University of North Carolina at Chapel Hill.

Russell Ball has served as a Director since June 30, 2022 and is the Chair and a member of the Audit Committee and a member of the Compensation and Nominating Committee. Mr. Ball is an international mining executive with over thirty years of experience. He was the Chief Executive Officer of Calibre Mining Corp. (TSX: CXB) from October 2019 to February 2021 and Chair of the board from November 2018 to February 2021. From May 2013 to December 2017, Mr. Ball held various executive positions with Goldcorp Inc. (TSX: G; NYSE: GG) and was Goldcorp’s Executive Vice President Corporate Development and Chief Financial Officer from March 2016 to November 2017. Prior to that, Mr. Ball held various positions with Newmont Mining Corporation (NYSE: NEM) from 1994 to 2013 and was Executive Vice President and Chief Financial Officer from 2008 to May 2013. Mr. Ball is a Non-Executive Chair of the board of Faraday Copper Corp. (TSX:FDY) and is a Director of Southern Silver Exploration Corp (TSX.V: SSL). Mr. Ball qualified as a Chartered Accountant (South Africa) and as a Certified Public Accountant in the United States. He holds a Masters in Accounting and a Post-Graduate Diploma in Accounting from the University of Natal (South Africa).
Hirofumi Katase has served as a Director since January 2022. Mr. Katase has served as Executive Vice Chairman, Director General of Industrial Science and Technology, Executive Vice Chairman, a member of the Board of Directors of I-Pulse Inc. and President of I-Pulse Japan Co., Ltd., I-Pulse’s operating subsidiary in Japan since December 2017. Mr. Katase has been the Chief Executive Officer of G-Pulse Inc., a subsidiary of I-Pulse developing a drilling technology based on high pulsed power, since February 2022 and has served as Chairman of Geo Dreams Inc. since January 2022. Mr. Katase served as a Director of VRB Energy since February 2022; a Director of Geo Power Innovations since September 2019; a Director of MinebeaMitsumi, a manufacturing company, since July 2021; and as Present representative Director of Ibis Inc. since June 2021. Prior to these roles, he most recently served as Japan’s Vice Minister for International Affairs at the Ministry of the Economy, Trade and Industry (“METI”) from June 2016 to July 2017. He held numerous management positions in trade, energy and industrial policy at METI since joining in 1982. During his time at METI, Mr. Katase served in multiple Director General positions, including for the Industrial Science and Technology Policy and Environment Bureau and Trade Policy Bureau, where he led efforts that contributed to the signing of the Trans-Pacific Partnership, among other international agreements. He also was previously Deputy Secretary-General of the Secretariat of Strategic Headquarters for Space Policy at the Cabinet Office, where he helped establish the Office of National Space Policy, the headquarters responsible for Japan’s development of space policy and deployment of space infrastructure. He was also a Director of the Oil and Natural Gas division at METI, where he led Japan’s upstream hydrocarbon policy for four years. At METI, he also served as a Director of the Aerospace and Defense Industry division where he worked on launching the Mitsubishi Regional Jet (MRJ) program and cultivated international partnerships for the development of aircraft and aircraft engines. Mr. Katase earned a Bachelor’s degree in law from the University of Tokyo and a Master’s degree in applied economics from the University of Michigan.
Patrick Loftus-Hills has served as a Director since March 2023 and is a member of the Compensation and Nominating Committee. Mr. Loftus-Hills brings over thirty-six years of experience in the global mining industry and since 2001 has been a Senior Advisor at Moelis & Company, a New York-based investment bank. He was a former Partner and Managing Director at Moelis & Company from 2011 to December 2021. Prior to joining Moelis & Company in 2011, Mr. Loftus-Hills was the Joint Head of the Asian Industrials Group and Head of Natural Resources at UBS in Hong Kong and held leadership roles in the UBS global mining team in New York and Australia. He spent over twenty-five years in investment banking advising global mining companies on a range of transactions, including cross-border M&A and capital raises. Since May 2022, Mr. Loftus-Hills has been a Managing Member - Advisor of Sweetwater Royalties LLC, an Orion Resource Partners portfolio company, Chairman of the Monash University US Leadership Council, Co-Chairman of the US Friends of the Australian Chamber Orchestra and Vice Chairman of the AUS USA Foundation. He holds Law and Science degrees from Monash University in Australia.
Victoire de Margerie has served as a Director since June 30, 2022. Prof. de Margerie is the Executive Chairman/Reference Shareholder of Rondol Industrie SAS, a deep technology startup that develops extrusion machinery for drug formulations and other high tech applications since 2012. Since 2023, she also is a Director and Chair of the Technology & Growth Committee of Verkor (France - EV Batteries). Prof. de Margerie has spent thirty-five years in the Materials Industry in Canada, France, Germany, the United Kingdom and the United States, first as an executive and since 2006 as a Board Director. Prof. de Margerie was a Director of Eurazeo (Euronext Paris) from 2012 to 2024, a Director and Chair of the Innovation & Growth Committee of Arkema SA (Euronext Paris: AKE) from 2012 to 2023, a Director of Babcock International Group (LSE: BAB) from 2016 to 2021, a Director of Morgan Ceramics from 2012-2016, a Director of Norsk Hydro from 2012 to 2014, and a Director at Outokumpu from 2007-2011. She was previously a Director of European industrial companies such as Italcementi from 2006-2016. Prof. de Margerie is also Founder & Vice Chairman of World Materials Forum since 2014, she was elected an Academician at the National Academy of Technologies of France in 2019 and joined the board of Mines ParisTech in 2020. She graduated from HEC Paris and Sciences Po Paris and holds a PhD in

Management Science from Université de Paris 2, Pantheon Assas. She was also a Professor of Strategy & Technology Management at Grenoble School of Management between 2003 and 2011.
Priya Patil has served as a Director of since June 30, 2022. She is the Chair and member of the Compensation and Nominating Committee as well as a member of the Audit Committee. Ms. Patil is an experienced corporate director, former senior public company executive, and investment banker. In 2016, she began serving as an independent corporate director of public companies and as a volunteer board member of universities and other economy-focused organizations since 2003. She was Head, Business Development (Diversified Industries) of the TSX from 2014 to 2016. She was Managing Director, Partner and Founding Partner (Eastern Operations) of PI Financial Corp. and a Managing Director, Partner and Head of Investment Banking of Loewen Ondaatje McCutcheon. Ms. Patil was the global general corporate counsel of Breakwater Global Resources Ltd, a Canadian and U.S. listed mining company. She started her career as an attorney with Brobeck, Phleger & Harrison LLP in Palo Alto, California. Ms. Patil was a director of Rambler Metals & Mining PLC (AIM of LSE: RMM), Chair of its Compensation, Governance and Nominations Committee and a member of its Audit and Safety, Health, Environment and Community committees. She also served on the board of Signature Resources Inc. (TSX-V: SIG). From 2016 to 2019, she was an independent corporate director of Alexandria Minerals Corporation, Chair of its Audit Committee and a member of the Management & Special Committee. Ms. Patil holds a J.D. from the University of Ottawa and a B.Sc. (Statistics and Computer Sciences), University of Bombay. Ms. Patil has completed the Directors Education Program at the Rotman School of Management (University of Toronto) and the Innovation Governance Program of the Council of Canadian Innovators. She is a member of the State Bar of California, the Ontario Bar (Law Society of Ontario) and Charter of the Institute of Corporate Directors (ICD.D). From 2019 to 2022, she served as a Board Member of the Council of Great Lakes Region and from 2016 to 2019. From 2016 to 2019 she was an Advisory Board Member of the University of Ottawa, Faculty of Law. She served and an Advisory Board Member of the Metropolitan Toronto University, Digital Media Zone between 2016 to 2019 and Board Member of the Association of Corporate Growth between 2015 to 2019.
Ronald Vance has served as a Director since June 2023 and is Chair of the Health, Safety and Environmental Committee and a member of the Audit Committee. Mr. Vance is a corporate director and retired senior executive with a distinguished track record in corporate development, corporate finance advisory and marketing management. He has over forty years of experience in mining and corporate development. Mr. Vance retired from Teck Resources Limited where he served as Senior Vice President, Corporate Development from 2006 to 2014. Prior to joining Teck Resources, Mr. Vance worked as a Managing Director of Rothschild (Denver) Inc. from 1991 to 2000 and as Managing Director/Senior Advisor of Rothschild Inc. from 2000 to 2005. Mr. Vance is currently an independent director of Royal Gold Inc. (NASDAQ: RGLD) and serves as a member of its Audit and Finance Committee. Mr. Vance served as Chairman of the Board of Southern Peaks Mining, L.P. in 2018.

Sofia Bianchi has served as a Director since July 2023. Ms. Bianchi has over thirty-seven years of finance experience and has held several executive and director positions internationally. She is currently the founding partner at Atlante Capital Partners, an investment firm focused on financial restructuring, since May 2016. She also serves as Chair of Canagold Resources Ltd. (CCM:CA) since July 2022, as a Non-Executive Director of Saudi Arabian Mining Company (“Ma’aden”) (Saudi Stock Exchange Tadawul)) since December 2022, and as a Non-Executive Director of Manara Minerals Investment Company of Riyadh, Saudi Arabia, a venture between Ma’aden and the Public Investment Fund (PIF) to invest in mining assets globally since June 2003.. She is also a Non-Executive Director of Sitex SA and Spitex Perspecta AG (SOL SpA Group), companies specializing in home-based healthcare, since 2017 and 2019, respectively; and an Independent Non-Executive Director of Yellow Cake plc. (AIM:YCA), a uranium company, since 2018. Formerly Ms. Bianchi served as Head of Special Situations at the CDC Group and served on the boards of Feronia Inc. (TSX) from January 2019 to July 2020 and ARM Cement PLC (Nairobi Securities Exchange) from January 2018 to January 2019 during the companies’ financial and operational restructuring. Ms. Bianchi also served as a Director of Endeavour Mining Corporation (TSX & LSE) from November 2019 to May 2022 and as a Director of Kenmare Resources Plc (LSE & Dublin Stock Exchange) from April 2008 to May 2017. Ms. Bianchi holds a Master’s degree in finance from the University of Pennsylvania – Wharton Business School, and a Bachelor of Arts degree in Economics from George Washington University.
Jordan Neeser has served as our Chief Financial Officer since November 21, 2022. Since June 2024 he has served as a Director of Cordoba Minerals Corp. (“Cordoba”) (TSX). Mr. Neeser is a finance executive with over twenty years of experience in financial reporting, corporate development, and corporate finance, primarily in the mining sector. Most recently Mr. Neeser was Chief Financial Officer and Corporate Secretary at TSX listed Gold Standard Ventures from March 2021 to August 2022, when it was acquired by Orla Mining (TSX:OLA) in August 2022. Mr. Neeser was previously Chief Financial Officer of Conifex Timber Inc. (TSX:CFF) from December 2018 to March 2021, and before that spent eight years with First Quantum (TSX:FM) as both Group Controller and Director, Business Development. Mr.

Neeser started his career with KPMG, as a Chartered Public Accountant, Chartered Accountant, and holds a Bachelor of Commerce degree from the University of British Columbia, Vancouver, Canada.
Quentin Markin has served as our Executive Vice President, Business Development and Strategy Execution since January 1, 2023. Since September 2023 he has served as a Director of Cordoba. Mr. Markin is a seasoned mining lawyer with twenty-four years of experience, all with the Canadian firm Stikeman Elliott LLP, where he had been a partner since 2008. Over his career, he has lived and practiced in the world’s mining centers — Sydney, London, Vancouver and Toronto. Mr. Markin’s practice focused on M&A, project development and financing matters for mining companies globally and has been recognized by international legal consultancy Chambers for eleven years as a mining law expert. Mr. Markin has acted for the Company since its inception, as well as other Ivanhoe group companies, including Ivanhoe Mines, but also senior producers, junior exploration companies, and investment banks. His notable transactions outside of the Ivanhoe Group include the 2007 Cdn$1.2 billion initial public offering of Franco-Nevada and the 2015 acquisition by OceanaGold of Romarco Minerals and its Haile Gold Mine located in South Carolina for around Cdn$856 million. Mr. Markin received his Bachelor of Law Degree from the University of Ottawa, Canada, and holds an M.A. in International Relations from the Norman Patterson School of International Affairs, Ottawa, Canada.

Mark Gibson has served as our Chief Geophysics Officer since July 2023 and has served the function of our Chief Operating Officer from April 2021 to July 2023. He also serves as Chief Operating Officer of Cordoba Minerals Corp. since August 2017. He served as the Chief Operating Officer of Kaizen Discovery Inc. (“Kaizen”) from May 2016- February 2024. Mr. Gibson has more than thirty-three years of wide-ranging experience as a Geoscientist and Manager in the natural resources sector. Mr. Gibson joined HPX in 2011 as the company’s founding executive and was instrumental in the formation of Kaizen in 2013 and HPX’s strategic partnership with Cordoba in 2015. Mr. Gibson has served on the board Ivanhoe Electric’s subsidiary Computational Geosciences Inc. since June 2011. Before joining HPX, Mr. Gibson worked with Anglo American, and was the founder of a geophysical service company focused on managing seismic surveys for the mining industry. Mr. Gibson holds a M.Sc. Geophysics from the University of Leeds; a B.Sc. (Hons) Geology from the University of Southampton and is a Registered Professional Geoscientist in the Province of British Columbia and is a registered Professional Natural Scientist (Pr.Sci.Nat) with the South African Council for Natural Scientific Professions.
Graham Boyd has served as our Senior Vice President, Exploration since August 7, 2023 and prior to that was our Senior Vice President and Vice President, U.S. Projects since November 2022 and June 2021, respectively. Mr. Boyd is a Geologist with over seventeen years of base and precious metals experience, having worked principally in Australia, North America and South America. Prior to joining the Company, Mr. Boyd held various roles within HPX including as Principal and Senior Geologist since 2013, and has been responsible for identification, review, acquisition and execution of numerous exploration projects, particularly those that form our portfolio of projects in the United States. While with HPX, Mr. Boyd was a leader in the delineation and exploration success of the Alacran and San Matias Cu-Au- Ag deposits in Colombia. Prior to HPX, Mr. Boyd held roles with Ivanhoe Australia and Ivanhoe Mines Mongolia, since 2006. At Ivanhoe Australia, Mr. Boyd was a member of the discovery team for the world’s highest grade Mo-Re deposit, Merlin, and he also was a key contributor to delineation and resource development of the Mount Dore Cu and Mt Elliott- SWAN Cu-Au deposits. Prior to roles in the Ivanhoe Group, Mr. Boyd worked on copper porphyries in British Columbia, and diamond exploration in Nunavut and Quebec. Mr. Boyd holds a Bachelor of Science in Geoscience from the University of Victoria.
Glen Kuntz has served as our Senior Vice President, Mine Development since November 21, 2022 and prior to that was our Chief Technical and Innovation Officer since January 2022. He is also Vice President of Mesa Cobre Corporation, one of our subsidiaries, effective April 2022. Mr. Kuntz is a Qualified Person, Professional Geologist and mining executive with over thirty years of experience focused on exploration, development and operations (underground and open pit), technology, and studies across a variety of commodities and mining types/methods throughout the Americas, Africa and Australia. Prior to joining the Company, Mr. Kuntz was a consulting specialist geology/mining at Nordmin since March 2018 and before that a director of exploration projects at Yamana Gold Inc. from 2015 to 2018. Mr. Kuntz was also President and Chief Executive Officer of Mega Precious Metals Inc., a successful junior exploration company, from 2012 to 2015 which was acquired by Yamana Gold, and its Chief Operating Officer from 2011 to September, 2012. Mr. Kuntz gained significant development/production experience in a variety of other senior positions with Runge Ltd., Placer Dome Corporation, and Rea Gold Corporation. Mr. Kuntz holds a Bachelor of Science in Geology from the University of Manitoba.
Cassandra Joseph has served as the Company’s General Counsel and Corporate Secretary since February 1, 2023. Ms. Joseph is an accomplished U.S. mining industry legal executive with over twenty years of experience in corporate, environmental and intellectual property law. Ms. Joseph also serves as a Director of i-80 Gold Corp. from May 2024 to present (IAUX;NYSE, IAU:TSX). She was previously lead independent Director and the Chair of the Corporate Governance Nominations and Compensation Committee of Bunker Hill Mining Corporation from 2020 to 2024

(XCNQ:BNKR). Before joining the Company, Ms. Joseph was Senior Vice President and General Counsel for Nevada Copper in Reno, Nevada from May 2019 to January 2023. Prior to Nevada Copper, she served as Vice President, Associate General Counsel, Corporate Secretary, and Chief Compliance Officer from 2015 to 2019 for Reno, Nevada-based Tahoe Resources prior to its sale to Pan American Silver. Ms. Joseph also worked in the Nevada Attorney General’s Office, representing the Division of Environmental Protection, the Division of Water Resources, and other agencies within the Department of Natural Resources. She holds a Juris Doctor from Santa Clara University School of Law and a Bachelor of Arts from the University of California, Berkeley.
Stephani Terhorst has served as our Vice President Human Resources since March 2023. Ms. Terhorst is an accomplished human resources and employee benefits professional with over twenty-five years of human resources experience, primarily in the coal and aggregates mining sector. Prior to joining the Company, Ms. Terhorst was the Senior Director of Human Resources and Benefits with NACCO Industries, a coal producer in Dallas, Texas since 2016. She has also served as Director of Human Resources for Jennmar Corporation, which manufactures various underground mining products. Ms. Terhorst holds Certified Employee Benefits Specialist, Professional in Human Resources, and Group Benefits Associate certifications. She holds a Bachelor's degree in Human Resources Management from the University of Pittsburgh and a Master's degree in Human Resources and Industrial Relations from St. Francis University.

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
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), which will be filed with the SEC not later than 120 days after December 31, 2024.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2025 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2024 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights(1) B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by stockholders (2022 LTIP)	6,486,458(2)	$12.80	9,331,075(3)(4)
Equity compensation plans not approved by stockholders (2021 LTIP)	2,492,913	$2.49	0
Total	8,979,371	$9.62	9,331,075
(1) The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs or DSUs, since RSUs and DSUs have no exercise price.

(2) Consists of 5,582,514 shares of common stock issuable upon the exercise of stock options, 850,000 shares of common stock deliverable upon settlement of RSUs, and 53,944 shares of common stock deliverable upon settlement of DSUs.
(3) Consists of shares issuable under outstanding options under the LTIP as of December 31, 2024. Following the adoption of the LTIP, no further awards will be made under the Prior Incentive Plan. Shares issuable under the LTIP may be used for any type of award authorized under the LTIP, including stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, other stock or cash-based awards, and dividend equivalents.
(4) As of January 1, 2025, the number of securities available for future issuance under the 2022 LTIP increased by 6,030,606 pursuant to the Plan terms.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Deloitte LLP (PCAOB ID No. 1208).

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements. See Item 8 “Financial Statements and Supplemental Information” elsewhere in this Annual Report on Form 10-K.
(2)    Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
(3)    Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Contribution Agreement dated as of April 30, 2021, between the High Power Exploration Inc. and the Registrant	S-1	333-265175	2.1	May 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect	8-K	001-41436	3.1	June 30, 2022
3.2	Second Amended and Restated By-Laws of the Registrant as currently in effect	8-K/A	001-41436	3.1	February 24, 2025
4.1	Description of Registrant’s Securities					*
4.2	Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.4	May 24, 2022
4.3	First Amendment dated as of June 28, 2021 to the Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.5	May 24, 2022
4.4	Second Amended and Restated Stockholders Agreement dated as of April 5, 2022, by and among the Registrant, I-Pulse Inc., Castelnau LLC, Robert Friedland, and each of the investors signatory thereto	S-1	333-265175	4.6	May 24, 2022
4.5	Amended and Restated Registration Rights Agreement dated as of April 5, 2022, by and among the Registrant and the investors signatory thereto	S-1	333-265175	4.7	May 24, 2022
4.6^##	Warrant Agent Agreement including form of Warrant					*
10.1	Assignment Agreement dated as of October 27, 2021 by and among the Registrant, Mesa Cobre Holding Corporation, Central Arizona Resources, LLC, Presidio Group Inc., Russell Mining Corp., and Gold Coast Mining Inc.	S-1	333-265175	10.1	May 24, 2022
10.2	Purchase and Sale Agreement between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LLC dated May 10, 2023.	8-K/A	001-41436	10.1	May 11, 2023
10.3	Secured Promissory Note between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LP dated May 23, 2023	8-K	001-41436	10.1	May 24, 2023
10.4	Deed of Trust and Assignment of Rents between Mesa Cobre Holding Corporation and First American Title Insurance Company for the benefit of Wolff-Harvard Ventures, LP dated May 23, 2023	8-K	001-41436	10.2	May 24, 2023
10.5	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and I-Pulse Inc	S-1	333-265175	10.3	May 24, 2022
10.6	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and HPX TechCo Inc. and GEO27 S.a.r.l	S-1	333-265175	10.4	May 24, 2022
10.7	Patent License Agreement Amendment and Novation dated as of March 23, 2012, between High Power Exploration Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.5	May 24, 2022
10.8	Assignment and Novation Agreement, dated as of April 30, 2021, between High Power Exploration Inc. and each of I-Pulse Inc., HPX TechCo Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.6	May 24, 2022

10.9	Option Agreement for Purchase and Sale, dated August 16, 2021, by and between Central Arizona Resources, LLC and DRH Energy, Inc.	S-1	333-265175	10.7	May 24, 2022
10.10	Amended and Restated Shareholders’ Corporate Management and Cost Sharing Agreement dated as of December 4, 2013, as amended as of January 1, 2016, among the shareholders of Global Mining Management (BVI) Corp., Global Mining Management (BVI) Corp. and Global Mining Management Corporation	S-1	333-265175	10.9	May 24, 2022
10.11#	Purchase and Sale Agreement dated as of October 19, 2017	S-1	333-265175	10.10	June 21, 2022
10.12#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.11	June 21, 2022
10.13#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.12	June 21, 2022
10.14#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.13	June 21, 2022
10.15#	Purchase and Sale Agreement dated as of June 14, 2019	S-1	333-265175	10.14	June 21, 2022
10.16##	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated May 15, 2023	8-K	001-41436	10.1	May 15, 2023
10.17	Investor Rights Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023	10-Q	001-41436	10.9	August 14, 2023
10.18	Shareholders Agreement by and among Ivanhoe Electric Inc., Ivanhoe Electric Mena Holdings Ltd., Ma’aden Ivanhoe Electric Exploration and Development Limited Company and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023	10-Q	001-41436	10.10	August 14, 2023
10.19	Amendment to Shareholders’ Agreement in Respect of Ma’aden Ivanhoe Electric Exploration and Development Company dated November 1, 2023	10-K	001-41436	10.20	February, 26, 2024
10.20##	Purchase, Sale and Investment Agreement	8-K	001-41436	10.1	October 15, 2024
10.21##	VRB China Joint Venture Agreement	8-K	001-41436	10.2	October 15, 2024
10.22	Cooperation Agreement	8-K	001-41436	10.3	October 15, 2024
10.23##	Exploration Alliance Agreement dated May 7, 2024	8-K	001-41436	10.1	May 8, 2024
10.24^	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated October 23, 2023	8-K/A	001-41436	10.1	October 24, 2023
10.25=	Ivanhoe Electric Inc. Equity Incentive Plan	S-1	333-265175	10.15	May 24, 2022
10.26=	Long Term Incentive Plan	S-1	333-265175	10.16	June 21, 2022
10.27=	Form of Stock Option Agreement (Employees) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.24	March 14, 2023
10.28=	Form of Stock Option Agreement (CEO) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.25	March 14, 2023
10.29=	Form of Stock Option Agreement (Executive, 4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.26	March 14, 2023
10.30=	Form of Stock Option Agreement (Executive, 3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.27	March 14, 2023
10.31=	Form of Restricted Stock Unit Award Agreement (4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.28	March 14, 2023
10.32=	Form of Restricted Stock Unit Award Agreement (3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.29	March 14, 2023
10.33=	Form of Restricted Stock Unit Award Agreement (5-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.31	February 26, 2024
10.34=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (3-year grant)	10-K	001-41436	10.30	March 14, 2023
10.35=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (annual grant)	10-K	001-41436	10.31	March 14, 2023
10.36=	Form of Non-Employee Director Deferred Share Unit Award Agreement	10-Q	001-41436	99.1	August 14, 2023
10.37=	Form of Non-Employee Director Deferred Share Unit Award Agreement (without election)	10-K	001-41436	10.35	February 26, 2024

10.38=	Form of Performance Share Unit Award Agreement (3-year cliff vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan					*
10.39=	Cordoba Minerals Corp. Long Term Incentive Plan	10-K	001-41436	10.36	February 26, 2024
10.40=	Cordoba Minerals Corp. Stock Option Plan	10-K	001-41436	10.37	February 26, 2024
10.41=	VRB Energy Inc. (formerly JD Holding Inc.) Stock Option Plan	10-K	001-41436	10.38	February 26, 2024
10.42=	Computational Geosciences Inc. Amended & Restated 2011 Incentive Stock Option Plan	10-Q	001-41436	10.3	August 7, 2024
10.43	Form of Indemnification Agreement	S-1	333-265175	10.19	June 21, 2022
10.44	Form of Director Indemnification Agreement	8-K	001-41436	Schedule 6 of 10.1	May 15, 2023
10.45=	Employment Agreement between the Ivanhoe Electric Inc. and Taylor Melvin dated October 21, 2022	10-Q	001-41436	10.1	November 14, 2022
10.46=	Employment Agreement between Ivanhoe Electric Inc. and Jordan Neeser dated November 17, 2022	8-K	001-41436	10.2	November 21, 2022
10.47=	Executive Employment Agreement dated December 30, 2022 between the Company and Stephani Terhorst	10-K	001-41436	10.43	February 26, 2024
10.48=	Executive Employment Agreement dated January 4, 2023 between the Company and Cassandra Joseph	10-Q	001-41436	10.2	May 15, 2023
10.49=	Amended Executive Employment Agreement dated February 25, 2025 between the Company and Mark Gibson					*
10.50=	Second Amended and Restated Executive Employment Agreement dated February 25, 2025 between the Company and Glen Kuntz					*
10.51=	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Company and Quentin Markin	10-Q	001-41436	10.3	August 14, 2023
10.52=	Amended Executive Employment Agreement dated February 25, 2025 between the Company and Graham Boyd					*
10.55=	Annual Compensation Letter- Robert Friedland	8-K	001-41436	10.1	May 9, 2024
10.54=	Strategic Advisory Services Agreement between Cordoba Minerals Corp. and Robert Friedland dated December 3, 2020	10-K	001-41436	10.49	February 26, 2024
10.55	Underwriting Agreement dated as of September 14, 2023	8-K	001-41436	1.1	September 14, 2023
10.56	Underwriting Agreement dated as of February 12, 2025	8-K	001-41436	1.1	February 12, 2025
14.1	Code of Ethics					*
19.1	Insider Trading Policy					*
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Deloitte LLP					*
23.2	Qualified Person Consent SRK for report titled “S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah” dated February 23, 2024					*
23.3	Qualified Person Consent Leslie Cole NI 43-101 Technical Report titled “Pinaya Gold- Copper Project Technical Report” with an effective date of April 26, 2016					*
23.4	Qualified Person Consent Simpson NI 43-101 Technical Report titled “Pinaya Gold-Copper Project Technical Report” with an effective date of April 26, 2016					*
23.5	Qualified Person Consent SRK Consulting (U.S.), Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.6	Qualified Person Consent of KCB Consultants Ltd. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.7	Qualified Person Consent of Life Cycle Geo, LLC for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.8	Qualified Person Consent of M3 Engineering and Technology Corp. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*

23.9	Qualified Person Consent of Nordmin Engineering Ltd. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.10	Qualified Person Consent of Call & Nicholas, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.11	Qualified Person Consent of Tetra Tech, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.12	Qualified Person Consent of INTERA Incorporated for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.13	Qualified Person Consent of Haley & Aldrich, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.14	Qualified Person Consent of Met Engineering, LLC for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023					*
23.15	Qualified Person Consent of Glen Kuntz					*
23.16	Qualified Person Consent of Colin Shaw					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
96.1	Technical Report Summary on the Santa Cruz Project, Arizona, U.S.A., SRK Consulting (U.S.), Inc., KCB Consultants Ltd., Life Cycle Geo, LLC, M3 Engineering and Technology Corp., Nordmin Engineering Ltd., Call & Nicholas, Inc., Tetra Tech, Inc., INTERA Incorporated, Haley & Aldrich, Inc., and Met Engineering, LLC, dated of September 6, 2023	8-K	001-41436	96.1	September 6, 2023
97.1	Ivanhoe Electric Inc. Clawback Policy					*
99.1	S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah, prepared by SRK Consulting (U.S.) Inc., dated February 23, 2024	10-K	001-41436	96.2	February 26, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Ivanhoe Electric Inc.
Date: February 27, 2025	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Friedland	Executive Chairman of the Board of Directors	February 26, 2025
Robert Friedland

/s/ Taylor Melvin	Chief Executive Officer, President and Director	February 27, 2025
Taylor Melvin	(Principal Executive Officer)

/s/ Jordan Neeser	Chief Financial Officer (Principal Financial Officer	February 27, 2025
Jordan Neeser	and Principal Accounting Officer)

/s/ Russell Ball	Director	February 26, 2025
Russell Ball

/s/ Sofia Bianchi	Director	February 26, 2025
Sofia Bianchi

/s/ Victoire de Margerie	Director	February 26, 2025
Victoire de Margerie

/s/ Hirofumi Katase	Director	February 26, 2025
Hirofumi Katase

/s/ Patrick Loftus-Hills	Director	February 26, 2025
Patrick Loftus-Hills

/s/ Priya Patil	Director	February 26, 2025
Priya Patil

/s/ Ronald Vance	Director	February 26, 2025
Ronald Vance