Form 10-K/A
period 2024-12-31
Ivanhoe Electric Inc.
filed 2025-02-28
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Ivanhoe Electric Inc. (the “Company”) amends our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission on February 27, 2025 (the “Original 10-K”).

This Amendment No. 1 is being filed for the purposes of (i) correcting typographical errors in the tables of mineral resources and related footnotes for the rows for the Company’s non-material Alacran and Samapleu properties and Total, as contained in Item 1. Business; (ii) including a new consent from Glen Kuntz, qualified person, relating to the above corrections, and (iii) correcting Exhibits 4.1, 10.39, 10.40 and 23.1.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002 have been omitted.

Except as described above, no other amendments are being made to the Original 10-K. This Amendment No. 1 does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above. The complete text of Item 1. Business and Item 15. Exhibits, as amended, is repeated in this Amendment No. 1.

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

Company	Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Contained Cu (tonnes)	Contained Ni (tonnes)	Contained Au (oz)	Contained Ag (oz)	Geographic Area	Resource Category
100% Project Basis
Ivanhoe Electric[1]	Santa Cruz	Indicated	226,715,000	1.24	—	—	—	2,807,000	—	—	—	Arizona, U.S.	Copper
		Inferred	148,998,000	1.24	—	—	—	1,847,000	—	—	—
Kaizen Discovery Inc.[2]	Pinaya	Measured	8,204,000	0.326	—	0.600	—	27,000	—	158,000	—	Peru	Copper Gold
		Indicated	33,487,000	0.324	—	0.462	—	108,000	—	497,000	—
		Inferred	40,216,000	0.360	—	0.300	—	145,000	—	388,000	—
Sama Nickel Corporation Inc.[3,4]	Samapleu Main	Indicated	15,248,000	0.22	0.26	0.04	—	34,000	40,000	19,000	—	Ivory Coast	Nickel Copper
		Inferred	21,342,000	0.21	0.25	0.04	—	44,000	53,000	25,000	—
	Samapleu Extension	Indicated	514,000	0.16	0.25	0.02	—	1,000	1,000	400	—
		Inferred	10,885,000	0.22	0.28	0.02	—	24,000	31,000	9,000	—
	Grata	Indicated	3,645,000	0.29	0.28	0.04	—	11,000	10,000	5,000	—
		Inferred	67,272,000	0.25	0.24	0.04	—	166,000	164,000	83,000	—
	Sipilou Sud	Inferred	2,095,000	—	1.75	—	—	—	37,000	—	—
Cordoba Mineral Corp.[5]	Alacran	Indicated	1,522,000	—	—	0.28	0.88	—	—	14,000	43,000	Colombia	Copper Gold Silver
		Inferred	31,839,000	0.20	—	0.25	1.10	64,000	—	259,000	1,101,000
Total[6]		Measured	8,204,000	—	—	—	—	27,000	—	158,000	—	—	—
		Indicated	281,131,000	—	—	—	—	2,961,000	51,000	535,000	43,000	—	—
		Inferred	322,647,000	—	—	—	—	2,290,000	285,000	764,000	1,101,000	—	—
Below is a summary table of estimated in situ Mineral Reserves as at December 31, 2024, which are presented on a 100% project basis.

Company	Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Contained Cu (tonnes)	Contained Ni (tonnes)	Contained Au (oz)	Contained Ag (oz)	Geographic Area	Resource Category
Cordoba Mineral Corp.[7]	Alacran	Probable	97,950,000	0.41	—	0.23	2.63	403,000	—	739,000	8,289,000	Colombia	Copper Gold Silver
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
2Kaizen Discovery Inc. NI 43-101 Technical Report Pinaya Gold-Copper Project, Caylloma and Lampa Provinces, Peru - Copper‐equivalent grade estimate based on $2.84/lb copper and $1,236/oz gold. Mineral Resources are reported at cut‐off grades of 0.25 g/t Au and 0.3% Cu Equivalent and average metallurgical recoveries of 80%. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards and remained accurate as of December 31, 2024.

3Sama Nickel Corporation Inc. Assumptions include NSR Cut-off grade of $16.34/t milled; long-term metal prices of $3.75/lb Cu, $8.70/lb Ni, and $1,690/oz Au; mining costs of $1.68/t Saprolite, $2.26/t Fresh, $0.05/t incremental and $0.09/t sustaining capital, $13.02/t milled processing cost, $.3.32/t milled G&A, treatment charge of $105/t Cu conc. and $346/t conc. Ni; and metallurgical recoveries varied based on concentration and grade. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above and in footnote 4 satisfy S-K 1300 standards remained accurate as of December 31, 2024.

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

Company	Deposit	Attributable Ownership of Deposit	Category	Attributable Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Attributable Basis
Ivanhoe Electric[1]	Santa Cruz	100.0%	Indicated	226,715,000	1.24	—	—	—	2,807,000	—	—	—	Arizona,U.S.	Copper
			Inferred	148,998,000	1.24	—	—	—	1,847,000	—	—	—
Kaizen Discovery Inc.[2]*	Pinaya	100.0%	Measured	8,204,000	0.326	—	0.600	—	27,000	—	158,000	—	Peru	Copper Gold
			Indicated	33,487,000	0.324	—	0.462	—	108,000	—	497,000	—
			Inferred	40,216,000	0.360	—	0.300	—	145,000	—	388,000	—
Sama Nickel Corporation Inc.[3,4]	Samapleu Main	69.1%	Indicated	10,536,000	0.22	0.26	0.04	—	24,000	27,000	13,000	—	Ivory Coast	Nickel Copper
			Inferred	14,747,000	0.21	0.25	0.04	—	30,000	37,000	17,000	—
	Samapleu Extension		Indicated	355,000	0.16	0.25	0.02	—	600	1,000	300	—
			Inferred	7,522,000	0.22	0.28	0.02	—	17,000	21,000	6,000	—
	Grata		Indicated	2,519,000	0.29	0.28	0.04	—	7,000	7,000	4,000	—
			Inferred	46,485,000	0.25	0.24	0.04	—	115,000	113,000	58,000	—
	Sipilou Sud		Inferred	1,448,000	—	1.75	—	—	—	25,000	—	—
Cordoba Mineral Corp.[5]	Alacran	31.2%	Indicated	475,000	—	—	0.28	0.88	—	—	4,000	13,000	Colombia	Copper Gold Silver
			Inferred	9,934,000	0.20	—	0.21	0.94	20,000	—	81,000	343,000
Total[6]			Measured	8,204,000	—	—	—	—	27,000	—	158,000	—	—	—
			Indicated	274,087,000	—	—	—	—	3,095,000	35,000	518,000	13,000	—	—
			Inferred	269,350,000	—	—	—	—	2,174,000	196,000	549,240	343,000	—	—
Below is a summary table of estimated in situ Mineral Reserves as at December 31, 2024, which are presented on an attributable basis.

Company	Deposit	Attributable Ownership of Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Cordoba Mineral Corp.[7]	Alacran	31.2%	Probable	30,560,000	0.41	—	0.23	2.63	126,000	—	230,000	2,586,000	Colombia	Copper Gold Silver
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
2Kaizen Discovery Inc. Copper‐equivalent grade estimate based on $2.84/lb copper and $1,236/oz gold. Mineral Resources are reported at cut‐off grades of 0.25 g/t Au and 0.3% Cu Equivalent and average metallurgical recoveries of 80%. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards and remained accurate as of December 31, 2024.
3Sama Nickel Corporation Inc. Assumptions include NSR Cut-off grade of $16.34/t milled; long-term metal prices of $3.75/lb Cu, $8.70/lb Ni, and $1,690/oz Au; mining costs of $1.68/t Saprolite, $2.26/t Fresh, $0.05/t incremental and $0.09/t sustaining capital, $13.02/t milled processing cost, $.3.32/t milled G&A, treatment charge of $105/t Cu conc. and $346/t conc. Ni; and metallurgical recoveries varied based on concentration and grade. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above and in footnote 4 satisfy S-K 1300 standards remained accurate as of December 31, 2024.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements. See Item 8 “Financial Statements and Supplemental Information” elsewhere in this Annual Report on Form 10-K.
(2)    Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
(3)    Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Contribution Agreement dated as of April 30, 2021, between the High Power Exploration Inc. and the Registrant	S-1	333-265175	2.1	May 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect	8-K	001-41436	3.1	June 30, 2022
3.2	Second Amended and Restated By-Laws of the Registrant as currently in effect	8-K/A	001-41436	3.1	February 24, 2025
4.1	Description of Registrant’s Securities					*
4.2	Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.4	May 24, 2022
4.3	First Amendment dated as of June 28, 2021 to the Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.5	May 24, 2022
4.4	Second Amended and Restated Stockholders Agreement dated as of April 5, 2022, by and among the Registrant, I-Pulse Inc., Castelnau LLC, Robert Friedland, and each of the investors signatory thereto	S-1	333-265175	4.6	May 24, 2022
4.5	Amended and Restated Registration Rights Agreement dated as of April 5, 2022, by and among the Registrant and the investors signatory thereto	S-1	333-265175	4.7	May 24, 2022
4.6^##**	Warrant Agent Agreement including form of Warrant
10.1	Assignment Agreement dated as of October 27, 2021 by and among the Registrant, Mesa Cobre Holding Corporation, Central Arizona Resources, LLC, Presidio Group Inc., Russell Mining Corp., and Gold Coast Mining Inc.	S-1	333-265175	10.1	May 24, 2022
10.2	Purchase and Sale Agreement between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LLC dated May 10, 2023.	8-K/A	001-41436	10.1	May 11, 2023
10.3	Secured Promissory Note between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LP dated May 23, 2023	8-K	001-41436	10.1	May 24, 2023
10.4	Deed of Trust and Assignment of Rents between Mesa Cobre Holding Corporation and First American Title Insurance Company for the benefit of Wolff-Harvard Ventures, LP dated May 23, 2023	8-K	001-41436	10.2	May 24, 2023
10.5	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and I-Pulse Inc	S-1	333-265175	10.3	May 24, 2022
10.6	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and HPX TechCo Inc. and GEO27 S.a.r.l	S-1	333-265175	10.4	May 24, 2022
10.7	Patent License Agreement Amendment and Novation dated as of March 23, 2012, between High Power Exploration Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.5	May 24, 2022
10.8	Assignment and Novation Agreement, dated as of April 30, 2021, between High Power Exploration Inc. and each of I-Pulse Inc., HPX TechCo Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.6	May 24, 2022

10.9	Option Agreement for Purchase and Sale, dated August 16, 2021, by and between Central Arizona Resources, LLC and DRH Energy, Inc.	S-1	333-265175	10.7	May 24, 2022
10.10	Amended and Restated Shareholders’ Corporate Management and Cost Sharing Agreement dated as of December 4, 2013, as amended as of January 1, 2016, among the shareholders of Global Mining Management (BVI) Corp., Global Mining Management (BVI) Corp. and Global Mining Management Corporation	S-1	333-265175	10.9	May 24, 2022
10.11#	Purchase and Sale Agreement dated as of October 19, 2017	S-1	333-265175	10.10	June 21, 2022
10.12#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.11	June 21, 2022
10.13#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.12	June 21, 2022
10.14#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.13	June 21, 2022
10.15#	Purchase and Sale Agreement dated as of June 14, 2019	S-1	333-265175	10.14	June 21, 2022
10.16##	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated May 15, 2023	8-K	001-41436	10.1	May 15, 2023
10.17	Investor Rights Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023	10-Q	001-41436	10.9	August 14, 2023
10.18	Shareholders Agreement by and among Ivanhoe Electric Inc., Ivanhoe Electric Mena Holdings Ltd., Ma’aden Ivanhoe Electric Exploration and Development Limited Company and Saudi Arabian Mining Company (Ma’aden) dated July 6, 2023	10-Q	001-41436	10.10	August 14, 2023
10.19	Amendment to Shareholders’ Agreement in Respect of Ma’aden Ivanhoe Electric Exploration and Development Company dated November 1, 2023	10-K	001-41436	10.20	February, 26, 2024
10.20##	Purchase, Sale and Investment Agreement	8-K	001-41436	10.1	October 15, 2024
10.21##	VRB China Joint Venture Agreement	8-K	001-41436	10.2	October 15, 2024
10.22	Cooperation Agreement	8-K	001-41436	10.3	October 15, 2024
10.23##	Exploration Alliance Agreement dated May 7, 2024	8-K	001-41436	10.1	May 8, 2024
10.24^	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Ma’aden) dated October 23, 2023	8-K/A	001-41436	10.1	October 24, 2023
10.25=	Ivanhoe Electric Inc. Equity Incentive Plan	S-1	333-265175	10.15	May 24, 2022
10.26=	Long Term Incentive Plan	S-1	333-265175	10.16	June 21, 2022
10.27=	Form of Stock Option Agreement (Employees) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.24	March 14, 2023
10.28=	Form of Stock Option Agreement (CEO) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.25	March 14, 2023
10.29=	Form of Stock Option Agreement (Executive, 4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.26	March 14, 2023
10.30=	Form of Stock Option Agreement (Executive, 3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.27	March 14, 2023
10.31=	Form of Restricted Stock Unit Award Agreement (4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.28	March 14, 2023
10.32=	Form of Restricted Stock Unit Award Agreement (3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.29	March 14, 2023
10.33=	Form of Restricted Stock Unit Award Agreement (5-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.31	February 26, 2024
10.34=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (3-year grant)	10-K	001-41436	10.30	March 14, 2023
10.35=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (annual grant)	10-K	001-41436	10.31	March 14, 2023
10.36=	Form of Non-Employee Director Deferred Share Unit Award Agreement	10-Q	001-41436	99.1	August 14, 2023
10.37=	Form of Non-Employee Director Deferred Share Unit Award Agreement (without election)	10-K	001-41436	10.35	February 26, 2024

10.38=**	Form of Performance Share Unit Award Agreement (3-year cliff vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan
10.39=	Cordoba Minerals Corp. Amended Long Term Incentive Plan					*
10.40=	Cordoba Minerals Corp. Amended Stock Option Plan					*
10.41=	VRB Energy Inc. (formerly JD Holding Inc.) Stock Option Plan	10-K	001-41436	10.38	February 26, 2024
10.42=	Computational Geosciences Inc. Amended & Restated 2011 Incentive Stock Option Plan	10-Q	001-41436	10.3	August 7, 2024
10.43	Form of Indemnification Agreement	S-1	333-265175	10.19	June 21, 2022
10.44	Form of Director Indemnification Agreement	8-K	001-41436	Schedule 6 of 10.1	May 15, 2023
10.45=	Employment Agreement between the Ivanhoe Electric Inc. and Taylor Melvin dated October 21, 2022	10-Q	001-41436	10.1	November 14, 2022
10.46=	Employment Agreement between Ivanhoe Electric Inc. and Jordan Neeser dated November 17, 2022	8-K	001-41436	10.2	November 21, 2022
10.47=	Executive Employment Agreement dated December 30, 2022 between the Company and Stephani Terhorst	10-K	001-41436	10.43	February 26, 2024
10.48=	Executive Employment Agreement dated January 4, 2023 between the Company and Cassandra Joseph	10-Q	001-41436	10.2	May 15, 2023
10.49=**	Amended Executive Employment Agreement dated February 25, 2025 between the Company and Mark Gibson
10.50=**	Second Amended and Restated Executive Employment Agreement dated February 25, 2025 between the Company and Glen Kuntz
10.51=	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Company and Quentin Markin	10-Q	001-41436	10.3	August 14, 2023
10.52=**	Amended Executive Employment Agreement dated February 25, 2025 between the Company and Graham Boyd
10.55=	Annual Compensation Letter- Robert Friedland	8-K	001-41436	10.1	May 9, 2024
10.54=	Strategic Advisory Services Agreement between Cordoba Minerals Corp. and Robert Friedland dated December 3, 2020	10-K	001-41436	10.49	February 26, 2024
10.55	Underwriting Agreement dated as of September 14, 2023	8-K	001-41436	1.1	September 14, 2023
10.56	Underwriting Agreement dated as of February 12, 2025	8-K	001-41436	1.1	February 12, 2025
14.1**	Code of Ethics
19.1**	Insider Trading Policy
21.1**	Subsidiaries of the Registrant
23.1	Consent of Deloitte LLP					*
23.2**	Qualified Person Consent SRK for report titled “S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah” dated February 23, 2024
23.3**	Qualified Person Consent Leslie Cole NI 43-101 Technical Report titled “Pinaya Gold- Copper Project Technical Report” with an effective date of April 26, 2016
23.4**	Qualified Person Consent Simpson NI 43-101 Technical Report titled “Pinaya Gold-Copper Project Technical Report” with an effective date of April 26, 2016
23.5**	Qualified Person Consent SRK Consulting (U.S.), Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.6**	Qualified Person Consent of KCB Consultants Ltd. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.7**	Qualified Person Consent of Life Cycle Geo, LLC for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.8**	Qualified Person Consent of M3 Engineering and Technology Corp. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023

23.9**	Qualified Person Consent of Nordmin Engineering Ltd. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.10**	Qualified Person Consent of Call & Nicholas, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.11**	Qualified Person Consent of Tetra Tech, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.12**	Qualified Person Consent of INTERA Incorporated for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.13**	Qualified Person Consent of Haley & Aldrich, Inc. for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.14**	Qualified Person Consent of Met Engineering, LLC for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Santa Cruz Project, Arizona” dated September 6, 2023
23.15	Qualified Person Consent of Glen Kuntz					*
23.16**	Qualified Person Consent of Colin Shaw
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1+**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary on the Santa Cruz Project, Arizona, U.S.A., SRK Consulting (U.S.), Inc., KCB Consultants Ltd., Life Cycle Geo, LLC, M3 Engineering and Technology Corp., Nordmin Engineering Ltd., Call & Nicholas, Inc., Tetra Tech, Inc., INTERA Incorporated, Haley & Aldrich, Inc., and Met Engineering, LLC, dated of September 6, 2023	8-K	001-41436	96.1	September 6, 2023
97.1**	Ivanhoe Electric Inc. Clawback Policy
99.1	S-K 1300 Technical Report Summary & Exploration Results Report, Tintic Project, Utah, prepared by SRK Consulting (U.S.) Inc., dated February 23, 2024	10-K	001-41436	96.2	February 26, 2024
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
** Previously filed with the Original 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ivanhoe Electric Inc.
Date: February 28, 2025	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer, President and Director