Form 10-Q
period 2025-03-31
Ivanhoe Electric Inc.
filed 2025-05-06
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 6, 2025, the registrant had 132,590,318 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended March 31, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$98,163	$40,971
Restricted cash	2,433	4,338
Accounts and other receivables	11,373	21,569
Prepaid expenses and deposits	2,286	2,408
	114,255	69,286
Non-current assets:
Investments subject to significant influence	59,205	64,887
Other investments	1,847	1,745
Exploration properties	225,876	225,876
Property, plant and equipment	10,920	9,667
Other non-current assets	2,285	3,471
Total assets	$414,388	$374,932

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,773	$11,121
Note payable, current	13,169	12,409
Deferred exploration liability	2,204	4,101
Due to related party	10,238	5,001
Lease liabilities, current	797	784
	37,181	33,416
Non-current liabilities:
Note payable	24,163	24,163
Convertible debt	31,602	30,942
Deferred income taxes	4,258	4,049
Lease liabilities, net of current portion	1,455	1,561
Other non-current liabilities	383	370
Total liabilities	99,042	94,501

Commitments and contingencies (Note 16)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 132.6 million shares issued and outstanding as of March 31, 2025 (December 31, 2024 - 700,000,000 authorized; 120.6 million issued and outstanding)	13	12
Additional paid-in capital	870,864	802,032
Accumulated deficit	(560,642)	(530,127)
Accumulated other comprehensive income	(3,264)	(3,276)
Equity attributable to common stockholders	306,971	268,641
Non-controlling interests	8,375	11,790
Total equity	315,346	280,431
Total liabilities and equity	$414,388	$374,932

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$735	$360
Cost of sales	(293)	(100)
Gross profit	442	260

Operating expenses:
Exploration expenses	15,785	43,643
General and administrative expenses	11,586	12,601
Research and development expenses	52	810
Selling and marketing expenses	23	87

Loss from operations	27,004	56,881

Other expenses (income):
Interest expense (income), net	1,530	(35)
Foreign exchange loss (gain)	12	(5)
Share of loss of equity method investees	4,989	3,012
Other expense, net	606	268

Loss before income taxes	34,141	60,121

Income tax recovery	—	(26)

Net loss	34,141	60,095
Less loss attributable to non-controlling interests	(3,626)	(4,584)
Net loss attributable to common stockholders or parent	30,515	55,511

Net loss	34,141	60,095
Other comprehensive (income) loss, net of tax:
Foreign currency translation adjustments	(12)	392
Other comprehensive (income) loss	(12)	392
Comprehensive loss	$34,129	$60,487

Comprehensive loss attributable to:
Common stockholders or parent	30,503	55,761
Non-controlling interests	3,626	4,726
	$34,129	$60,487

Net loss per share attributable to common stockholders
Basic and diluted	$0.24	$0.46
Weighted-average common shares outstanding
Basic and diluted	126,664,363	120,246,430

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)
Three months ended March 31, 2025 and 2024

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2024	120,025,264	$12	$777,816	$(401,504)	$(2,073)	$2,030	$376,281
Net loss	—	—	—	(55,511)	—	(4,584)	(60,095)
Other comprehensive loss	—	—	—	—	(250)	(142)	(392)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Share-based compensation	—	—	3,315	—	—	30	3,345
Non-controlling interests investment in subsidiary	—	—	9,372	—	—	20,628	30,000
Other changes in non-controlling interests	—	—	(726)	—	—	272	(454)
Balance at March 31, 2024	120,306,414	$12	$790,824	$(457,015)	$(2,323)	$18,234	$349,732

Balance at January 1, 2025	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	$280,431
Net loss	—	—	—	(30,515)	—	(3,626)	(34,141)
Other comprehensive income	—	—	—	—	12	—	12
Issuance of common stock; public offering, net of issuance costs	11,794,872	1	53,380	—	—	—	53,381
Issuance of warrants, public offering	—	—	12,470	—	—	—	12,470
Settlement of restricted share units	150,000	—	—	—	—	—	—
Stock options exercised	33,334	—	83	—	—	—	83
Share-based compensation	—	—	2,934	—	—	39	2,973
Other changes in non-controlling interests	—	—	(35)	—	—	172	137
Balance at March 31, 2025	132,590,318	$13	$870,864	$(560,642)	$(3,264)	$8,375	$315,346

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Three months ended March 31, 2025 and 2024

	2025	2024
Operating activities
Net loss	$(34,141)	$(60,095)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	622	622
Share-based compensation	2,973	3,345
Non-cash exploration and research and development expense	—	491
Unrealized foreign exchange gain	22	(3)
Interest expense	1,657	1,816
Share of loss of equity method investees	4,989	3,012
Other	587	621

Changes in other operating assets and liabilities:
Trade accounts receivable	10,196	(896)
Inventory	—	(309)
Operating lease liabilities	(194)	(350)
Accounts payable and accrued liabilities	(998)	1,435
Deferred exploration liability	(1,897)	—
Other operating assets and liabilities	409	352
Net cash used in operating activities	(15,775)	(49,959)

Investing activities
Purchase of mineral interests	—	(300)
Purchase of property, plant and equipment and intangible assets	(2)	(672)
Purchase of investments subject to significant influence	—	(722)
Cash acquired on acquisition of subsidiary	—	227
Net cash used in investing activities	(2)	(1,467)

Financing activities
Net proceeds from public offering	65,590	—
Proceeds from related party loan	5,000	—
Non-controlling interests investment in subsidiary	142	26,000
Proceeds from exercise of stock options	83	—
Net cash provided by financing activities	70,815	26,000

Effect of foreign exchange rate changes on cash and cash equivalents	249	(256)
Increase (decrease) in cash and cash equivalents and restricted cash	55,287	(25,682)
Cash, cash equivalents and restricted cash, beginning of the period	45,309	205,043
Cash, cash equivalents and restricted cash, end of the period	100,596	179,361
Restricted cash, end of the period	2,433	—
Cash and cash equivalents, end of the period	$98,163	$179,361

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock	$—	$1,047
Non-controlling interests investment in subsidiary	$—	$4,000
Settlement of related party loan	$—	$(4,000)

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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”) develops, manufactures and installs vanadium flow batteries for grid-scale energy storage primarily in the United States. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at March 31, 2025 (December 31, 2024 — 90.0%). VRB also holds a 49% interest in VRB Energy System (Beijing) Co., Ltd. (“VRB China”) which operates in the same industry in China.
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at March 31, 2025 (December 31, 2024 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the San Matias copper-gold-silver project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 62.3% as at March 31, 2025 (December 31, 2024 — 62.5%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2024. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The condensed interim consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.
References to “$” refer to United States dollars and “Cdn$” to Canadian dollars.
2. Significant accounting policies:
The Company discloses in its consolidated financial statements for the year ended December 31, 2024, those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Company’s consolidated financial statements for the year ended December 31, 2024.
Income taxes:
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 on January 1, 2025 and will be required to disclose specific categories in the rate reconciliation if quantitative thresholds are met. The amount of income taxes paid, if any, will be required to be disaggregated by federal, state and foreign taxes.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Recent accounting pronouncements not yet adopted:
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
The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended December 31, 2024.

4. Cash and cash equivalents:
Of the total cash and cash equivalents at March 31, 2025 and December 31, 2024, $19.3 million and $11.2 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.

5. Accounts receivable:

	March 31, 2025	December 31, 2024
Trade accounts receivable	$111	$762
Other receivables (Note a)	11,262	20,807
	$11,373	$21,569
(a) As at December 31, 2024, VRB was owed $20.0 million from its sale of 51% of the shares in VRB China to China Energy Storage Industry Co., Ltd. (“Red Sun”). The amount is payable in two tranches. On October 28, 2024, $10.0 million was deposited to an account in China jointly controlled by Red Sun and VRB. Following receipt of several regulatory approvals required to transfer the funds outside of China, on February 11, 2025, VRB received the first tranche payment with the balance being due in June 2025.

6. Investments subject to significant influence:
The Company’s principal investments subject to significant influence are its investment in Ma'aden Ivanhoe Electric Exploration and Development Limited Company ("Ma'aden Joint Venture") and VRB China. Others include its investments in Sama Resources Inc. (“Sama”).

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Equity Method			Carried at fair value
	Ma'aden Joint Venture	VRB China	Other	Sama	Total
Balance at December 31, 2024	20,389	40,600	769	3,129	64,887
Change in fair value	—	—	—	(693)	(693)
Share of loss	(3,664)	(1,325)	—	—	(4,989)
Balance at March 31, 2025	$16,725	$39,275	$769	$2,436	$59,205

7. Exploration properties:

	Santa Cruz	Tintic	San Matias	Other	Total
Balance at December 31, 2024	$176,792	$30,703	$15,315	$3,066	$225,876
Balance at March 31, 2025	$176,792	$30,703	$15,315	$3,066	$225,876

8. Note payable:

Note payable
Balance at December 31, 2024	$36,572
Interest expense	760
Balance at March 31, 2025	$37,332

Current portion	13,169
Non-current portion	24,163
Balance at March 31, 2025	$37,332
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
9. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2024	$30,942
Interest expense	660
Balance at March 31, 2025	$31,602
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

10. Equity:
(a) Common stock transactions:
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
Directly attributable issuance costs of $3.1 million incurred in conjunction with the public offering were recorded as a reduction in paid in capital.
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$2,560	$2,690
Exploration expenses	413	655
	$2,973	$3,345
(i) Stock-settled restricted stock units ("RSU’s"):
On March 6, 2025, the Company granted 776,557 stock settled RSU's to certain officers and employees of the Company. The RSU’s vest in three equal tranches beginning one year from the grant date. The fair value of the stock-settled RSU’s is amortized over the vesting period. The total grant date fair value of these RSU's was $4.5 million based on a grant date share price of $5.84 per share.
(ii) Performance share units ("PSU's"):

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
On March 6, 2025, the Company granted PSU's to certain officers and employees of the Company. The PSU's vest on December 31, 2027, with the number of units to vest determined by Ivanhoe Electric’s share price performance against constituents from a Base Metals Index. The number of units to vest ranges between zero times to two times the target number of PSU's. The total target number of PSU's is 714,822, which is one times the target. The grant date fair value of these PSU's was $5.1 million.
Monte Carlo valuation methodology was used to determine the fair value of the PSU's, which required the input of the following assumptions.

Grant date: March 6, 2025
Expected volatility	63.4%
Expected life of PSU's (in years)	2.8
USA risk-free interest rate	4.0%
Canada risk-free interest rate	2.6%
Expected dividend rate	0%
Weighted average grant-date fair value (per unit)	$7.07
Expected volatility is based on the historical volatility of the Company's share price over a term commensurate with the remaining life of the PSU's. The USA risk-free interest rate was based on the yield observed on the US Dollar treasury curve as at the grant date, while the Canadian risk-free rate was based on the yield observed on the Canadian dollar government bond curve as at the grant date.

11. Revenue:
The Company recognized revenue from the following sources:

	Three months ended March 31:
Revenue type	2025	2024
Data processing services	$735	$360
Total	$735	$360

12. Exploration expense:

	Three months ended March 31:
Project	2025	2024
Santa Cruz, USA	$6,504	$27,837
San Matias, Colombia (Cordoba)	3,336	3,518
Hog Heaven, USA	873	3,307
Tintic, USA	712	3,520
Project generation and other	4,360	5,461
Total	$15,785	$43,643

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
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
Total Expenses
Global Mining (Note a)	530	643	771	1,363
Ivanhoe Capital Aviation (Note b)	—	83	250	250
I-Pulse (Note c)	1,835	—	617	396
JCHX Mining Management Co., Ltd (Note e)	1,500	1,500	—	—
Total	3,865	2,226	1,638	2,009
Revenue and accounts receivable
Ma'aden Joint Venture (Note d)	200	300	600	300
Advances
Global Mining (Note a)	545	831	—	—
Ma'aden Joint Venture (Note d)	418	176	—	—
Deposit
I-Pulse (Note c)	1,701	2,593	—	—
Loan
JCHX Mining Management Co., Ltd (Note e)	10,238	5,001	—	—

	Transactions for the three months ended March 31,
	2025	2024
Expense classification
Exploration expenses	906	419
General and administrative expenses	732	1,307
Research and development expenses	—	283
	1,638	2,009
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at March 31, 2025 (December 31, 2024 — 7.1%).
(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.
(c)I-Pulse is a shareholder of the Company. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters to be delivered in stages over approximately three years. The total purchase price for the six Typhoon™ transmitters is $12.4 million, which includes research and development costs of $2.8 million. The agreement also includes annual maintenance costs of $1.7 million. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered. As at March 31, 2025, the Company has received four of the Typhoon™ transmitters that are deliverable under the agreement.
(d)The Company's majority owned subsidiary, CGI, provides geophysical data processing services to the Ma'aden joint venture and recognized revenue totaling $0.6 million.
At March 31, 2025 the Ma’aden Joint Venture owes the Company $0.4 million for costs that the Company incurred on behalf of the Ma’aden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX Mining Management Co., Ltd (“JCHX") held 19.7% of Cordoba’s issued and outstanding common stock as at March 31, 2025 (December 31, 2024 - 19.7%).
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX, of which $5.0 million was received in December 2024 and $5.0 million in January 2025. The loan bears simple interest at 10% per annum for the first six months of the agreement, and 12% per annum thereafter. The loan is payable on the maturity date, which is the earlier of 36 months after the date of the loan agreements or the date the third installment of $20.0 million becomes payable by JCHX under the strategic arrangement with Cordoba.

14. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	2,436	—	—	3,129	—	—
Other investments	1,094	753	—	995	750	—
Total financial assets	$3,530	$753	$—	$4,124	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
There were no movements in level three instruments for the three months ended March 31, 2025.
15. Segment reporting:
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Segment information for the periods presented is as follows:

	As at and for the three months ended March 31, 2025
	Santa Cruz Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$735	$—	$735
Intersegment revenues	—	—	10	—	10
Loss (income) from operations	6,500	19,575	(217)	1,146	27,004
Segment assets	178,478	176,618	2,012	57,280	414,388

	As at and for the three months ended March 31, 2024
	Santa Cruz Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$360	$—	$360
Intersegment revenues	—	—	119	—	119
Loss (income) from operations	27,882	27,183	(57)	1,873	56,881
Segment assets	172,376	270,355	4,941	13,484	461,156

16. Commitments and contingencies:
In October 2022, the Company entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 13).
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2024 included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “2024 Form 10-K”).

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
You should carefully consider these risks, as well as the additional risks described in other documents we file with the SEC. We also operate in a very competitive and rapidly changing industry. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements
.

These factors should not be construed as exhaustive and should be read in conjunction with the risks described under the heading “Risk Factors” in our 2024 Form 10-K. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in the 2024 Form 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
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
Finally, in addition to our mineral projects, we also own a 90.0% controlling interest in VRB Energy Inc. (“VRB”) which itself owns 100% of VRB Energy USA Inc., an Arizona-based developer of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB also has a 49% interest in VRB China which is a joint venture with a subsidiary of privately held Shanxi Red Sun Co., Ltd. VRB China manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.
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
Business Developments in the Quarter
On February 14, 2025, we completed a public offering where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for net proceeds of approximately $66.0 million, after giving effect to the underwriter’s exercise in full of its option to purchase additional Units. Each Unit consists of (i) one share of our common stock and (ii) one accompanying warrant (the "Warrants"). Each of the currently outstanding 11,794,872 whole Warrants is exercisable to purchase one share of our common stock at a price of $7.00 per share until February 17, 2026. We intend to use the net proceeds of the offering on the preliminary feasibility study for the Santa Cruz Project, land acquisition payments, drilling and other exploration activities and for other working capital and general corporate purposes.

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
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
For the three months ended March 31, 2025 we recorded a net loss attributable to common stockholders of $30.5 million ($0.24 per share), compared to $55.5 million ($0.46 per share) for the three months ended March 31, 2024, which was a decrease of $25.0 million. Significant contributors to this decrease for the three months ended March 31, 2025 included a decrease of $27.9 million in exploration expenditures, a decrease of $1.0 million in general and administrative expenses offset by an increase of $2.0 million in the share of loss of equity method investees and an increase of $0.4 million in revenue compared to the three months ended March 31, 2024.

Exploration expenses were $15.8 million for the three months ended March 31, 2025, a decrease of $27.9 million from $43.6 million for the three months ended March 31, 2024. Exploration expenses consisted of the following:

	Three months ended March 31,
(In thousands)	2025	2024
Exploration Expenses:
Santa Cruz, USA	$6,504	$27,837
San Matias, Colombia (Cordoba)	3,336	3,518
Hog Heaven, USA	873	3,307
Tintic, USA	712	3,520
Project generation and other	4,360	5,461
Total	$15,785	$43,643
During the three months ended March 31, 2025, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $6.5 million of expenditure was incurred in the three months ended March 31, 2025 compared to $27.8 million incurred in the three months ended March 31, 2024. Activities during the three months ended March 31, 2025 at Santa Cruz were focused on the technical engineering studies required to support the preliminary feasibility study which is expected to be completed in June 2025. The exploration expenditures incurred in the three months ended March 31, 2024 were significantly higher due to the activities being focused on infill resource drilling, geotechnical, hydrological, and metallurgical drilling to obtain data for the technical studies; and
•the San Matias Project where $3.3 million of expenditure was incurred by Cordoba Minerals for the three months ended March 31, 2025 focused on detailed engineering design of the Alacran mine and consultation associated with the Environmental Impact Assessment process.
General and administrative expenses were $11.6 million for the three months ended March 31, 2025, a decrease of $1.0 million from $12.6 million for the three months ended March 31, 2024. Contributing to the decrease was a $0.6 million decrease in administration expenditures at Cordoba Minerals for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as a result of 2024 including higher consulting fees related to the strategic arrangement with JCHX. Also contributing to this decrease was that the three months ended March 31, 2024 included $0.3 million related to corporate administration costs for Kaizen Discovery which was acquired by us in 2024 and there were no similar expenditures in 2025.
Share of loss of equity method investees was $5.0 million for the three months ended March 31, 2025, an increase of $2.0 million from $3.0 million for the three months ended March 31, 2024. The increase in loss was largely due to a $1.6 million increase in our share of the loss from the Ma'aden joint venture which was $3.7 million for the three months ended March 31, 2025 compared to our $2.1 million for the three months ended March 31, 2024 In addition, for the three months ended March 31, 2025 we incurred a $1.3 million share of loss from the VRB China joint venture which was formed in October 2024.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the three months ended March 31, 2025 ($0.7 million) and 100% for the three months ended March 31, 2024 ($0.4 million). VRB generated no revenue during these periods.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Percentage Change
(In thousands)
Software licensing and data processing services:
Revenue	$735	$360	104%
Cost of sales	(293)	(100)	192%
Gross profit	$442	$260	70%

CGI’s revenue for the three months ended March 31, 2025 was $0.7 million, an increase of $0.3 million from $0.4 million for the three months ended March 31, 2024. The increase in CGI’s revenue was a result of more data processing services being performed.
CGI’s gross profit for the three months ended March 31, 2025 was $0.4 million, an increase of $0.2 million from $0.3 million for the three months ended March 31, 2024. The percentage increase in CGI's gross profit was consistent with the increase in revenue.
Stock-Based Compensation
On March 6, 2025, as part of our long term incentive plan the following equity incentives were granted to certain of our officers and employees:
•776,557 stock-settled restricted stock units ("RSU's") that vest in three equal tranches beginning one year from the grant date. The fair value of the stock-settled RSU’s is amortized over the vesting period. The total fair value of the March 6, 2025 RSU grant was $4.5 million.
•Performance share units ("PSU's") that vest on December 31, 2027, with the number of units to vest determined by our share price performance against constituents from a Base Metals Index. The number of units to vest ranges between zero times to two times the target number of PSU's. The total target number of PSU's is 714,822. The total fair value of the March 6, 2025 PSU grant was $5.1 million.
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
At March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $98.2 million and $41.0 million, respectively, and a working capital of $77.1 million and $35.9 million, respectively. Of the total cash and cash equivalents at March 31, 2025 and December 31, 2024, $19.3 million and $11.2 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
As at May 6, 2025, we believe that we have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business; provided, however, that if we make a development decision at the Santa Cruz Project within the next 12 months, our need for additional financing will be accelerated. We have based these estimates on our current assumptions which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
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

Consolidated Cash Balances as of March 31, 2025
The table below discloses the amounts of cash disaggregated by currency denomination as of March 31, 2025 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian Dollars	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$75,391	$1,002	$—	$—	$76,393
Colombia	5,000	—	5,344	—	10,344
Singapore	7,180	—	—	—	7,180
Canada	425	2,446	—	—	2,871
Other	874	230	—	272	1,376
Total	$88,870	$3,677	$5,344	$272	$98,163
Refer to Note 19 of our consolidated financial statements in our 2024 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.

Note Payable

In May 2023, as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at the Santa Cruz Project we issued to the vendor a secured promissory note in the principal amount of $82.6 million. The promissory note included an annual interest rate of prime plus 1% and is to be paid in installments. In November 2023, we repaid $34.3 million, plus accrued interest of the promissory note and in November 2024, we repaid $12.1 million, plus accrued interest of the promissory note. Three principal payments of $12.1 million remain to be paid on the second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest.
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

Bridge Loan — Cordoba.
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX, of which $5.0 million was received in December 2024 and $5.0 million in January 2025. The loan bears simple interest at 10% per annum for the first six months of the agreement, and 12% per annum thereafter. The loan is payable on the maturity date, which is the earlier of 36 months after the date of the loan agreements or the date the third installment of $20.0 million becomes payable by JCHX under the strategic arrangement with Cordoba.

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(15,775)	$(49,959)
Investing activities	(2)	(1,467)
Financing activities	70,815	26,000
Effect of foreign exchange on cash	249	(256)
Total change in cash	$55,287	$(25,682)
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities during the three months ended March 31, 2025 of $15.8 million primarily was the result of $15.4 million of cash exploration expenditures and $9.0 million of cash general and administrative costs offset by a $7.5 million change in operating assets and liabilities. The $7.5 million change in operating assets and liabilities was mainly a result of VRB receiving, in February 2025, the first $10 million tranche of the $20.0 million receivable that it recorded in relation to its October 2024 sale of 51% of the shares in VRB China.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
There were no significant investing activities during the three months ended March 31, 2025.
Financing activities.
During the three months ended March 31, 2025, we completed a public offering where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for net proceeds of approximately $65.6 million, after giving effect to the underwriter’s exercise in full of its option to purchase additional Units. Each Unit consists of (i) one share of our common stock and (ii) one accompanying warrant.
Also during the three months ended March 31, 2025, our subsidiary, Cordoba received a $5.0 million bridge loan from JCHX.
Contractual Obligations
As of March 31, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2024. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of March 31, 2025, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 13 of our consolidated financial statements for the three months ended March 31, 2025.

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
We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics and general business conditions. A summary of our significant accounting policies are detailed in Note 2 to our consolidated financial statements included in our 2024 Form 10-K. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment in developing estimates.
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
Stock-based compensation
Compensation expense for PSU's granted to certain of our officers and employees is determined based on estimated fair values of the PSU's at the time of grant using a Monte Carlo valuation model, which requires the input of the following subjective assumptions:

Grant date: March 6, 2025
Expected volatility	63.4%
Expected life of PSU's (in years)	2.75
USA risk-free interest rate	4.0%
Canada risk-free interest rate	2.6%
Expected dividend rate	0%
Weighted average grant-date fair value (per unit)	$7.07
The expected volatility is based on the historical volatility of our stock on the NYSE American over a term commensurate with the expected life of the PSU's. The USA risk-free interest rate was based on the yield observed on the US Dollar treasury curve as at the grant date, while the Canadian risk-free interest rate was based on the yield observed on the Canadian dollar government bond curve as at the grant date.
Income taxes
We make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits, including interest and penalties. We are subject to income tax laws in many jurisdictions, including the United States, Colombia, Canada, Australia, the Ivory Coast and Peru.

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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We have both fixed-rate and variable-rate debt.

Fixed-rate debt. Our fixed rate debt at March 31, 2025 consists of a convertible bond that has a fixed interest rate of 8.0% per annum and Cordoba’s loan from related party that has a fixed interest rates of 10.0% per annum. The convertible bond and the loan from related party are accounted for at amortized cost. Any changes in the market interest rates associated with these financial instruments would not impact our net loss, comprehensive loss or future cash flows.

Variable-rate debt. Our variable-rate debt at March 31, 2025 consists of a secured promissory note issued in connection with the acquisition of land at our Santa Cruz project. The promissory note has an annual interest rate of U.S. prime plus 1%. At March 31, 2025, three installments of $12.1 million plus accrued interest remain and are due in November 2025, 2026 and 2027.

We performed a sensitivity analysis to estimate the impact to interest expense, arising from a 100 basis points adverse movement to the prime rate for the three months ended March 31, 2025. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement would result in an approximate $0.1 million increase to interest expense and a $0.1 million increase to the Company’s net loss for the three months ended March 31, 2025.

Foreign Currency Risk

Our functional currency is the U.S. dollar. The majority of our expenditure is incurred in U.S. dollars at our exploration projects located in the United States and are not subject to foreign currency risk. Outside of the United States, we are subject to foreign currency risk when we undertake transactions in foreign currencies, particularly certain operating expenditures incurred in Colombia and Canada. As the exchange rates between the U.S. dollar and our foreign currencies fluctuate, we experience foreign exchange gains and losses
.

The carrying amounts of our Colombian Pesos and Canadian dollar denominated monetary assets and liabilities at March 31, 2025 are as follows:

	March 31, 2025
	Colombian Peso Balance (in 000’s USD Equivalent)	Canadian Dollar Balance (in 000’s USD Equivalent)
Cash	$5,344	$2,871
Other receivables	7	291
Accounts payable and accrued liabilities	(1,335)	(309)
Other liabilities	(1,377)	—
	$2,639	$2,853

Three Months Ended March 31,
2025
Opening exchange rate (1 U.S. dollar to Colombian Pesos)	4,403
Closing exchange rate (1 U.S. dollar to Colombian Pesos	4,195
Appreciation/(devaluation) of Colombian Peso	4.7%

Opening exchange rate (1 U.S. dollar to Canadian dollars)	1.4388
Closing exchange rate (1 U.S. dollar to Canadian dollars	1.4376
Appreciation/(devaluation) of Canadian dollar	0.1%

As at March 31, 2025, a 10% depreciation or appreciation of these foreign currencies against the U.S. dollar would have resulted in an approximate $0.5 million decrease or increase in the Company’s net loss for the three months ended March 31, 2025.

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
As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended March 31, 2025
There were no unregistered sales of equity securities during the three months ended March 31, 2025.

1tem 5. Other Information.
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of Ivanhoe Electric Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 24, 2025).
4.1^##	Warrant Agent Agreement including form of Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).
10.1	Underwriting Agreement dated as of February 12, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).
10.2
Amended Executive Employment Agreement dated February 25, 2025 between the Company and Mark Gibson (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.3
Second Amended and Restated Executive Employment Agreement dated February 25, 2025 between the Company and Glen Kuntz (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.4
Amended Executive Employment Agreement dated February 25, 2025 between the Company and Graham Boyd (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

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

Date: May 6, 2025	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)