Form 10-Q
period 2025-06-30
Ivanhoe Electric Inc.
filed 2025-08-05
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 5, 2025, the registrant had 132,817,233 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended June 30, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$88,050	$40,971
Restricted cash	1,240	4,338
Accounts and other receivables	11,426	21,569
Prepaid expenses and deposits	3,571	2,408
	104,287	69,286
Non-current assets:
Investments subject to significant influence	56,753	64,887
Other investments	2,770	1,745
Exploration properties	224,070	225,876
Property, plant and equipment	10,559	9,667
Other non-current assets	2,032	3,471
Total assets	$400,471	$374,932

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,282	$11,121
Note payable, current	13,936	12,409
Deferred exploration liability	1,035	4,101
Due to related party	—	5,001
Lease liabilities, current	894	784
	27,147	33,416
Non-current liabilities:
Note payable	24,163	24,163
Convertible debt	32,270	30,942
Deferred income taxes	4,387	4,049
Lease liabilities, net of current portion	1,330	1,561
Other non-current liabilities	397	370
Total liabilities	89,694	94,501

Commitments and contingencies (Note 16)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 132.7 million shares issued and outstanding as of June 30, 2025 (December 31, 2024 - 700,000,000 authorized; 120.6 million issued and outstanding)	13	12
Additional paid-in capital	880,756	802,032
Accumulated deficit	(584,493)	(530,127)
Accumulated other comprehensive income	(2,939)	(3,276)
Equity attributable to common stockholders	293,337	268,641
Non-controlling interests	17,440	11,790
Total equity	310,777	280,431
Total liabilities and equity	$400,471	$374,932

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
Revenue	$1,068	$538		$1,803	$898
Cost of sales	(294)	(192)		(587)	(292)
Gross profit	774	346		1,216	606
Operating expenses:
Exploration expenses	14,078	37,254		29,863	80,897
General and administrative expenses	9,721	10,694		21,307	23,295
Research and development expenses	55	842		107	1,652
Selling and marketing expenses	—	102		23	189
Impairment	2,555	—		2,555	—
Loss from operations	25,635	48,546		52,639	105,427
Other expenses (income):
Interest expense, net	1,217	387		2,747	352
Foreign exchange loss	452	692		464	687
Share of loss of equity method investees	2,258	1,453		7,247	4,465
Other expense (income), net	(590)	443		16	711
Loss before income taxes	28,972	51,521		63,113	111,642

Income tax recovery	—	—		—	(26)

Net loss	28,972	51,521		63,113	111,616
Less loss attributable to non-controlling interests	(5,121)	(4,738)		(8,747)	(9,322)
Net loss attributable to common stockholders or parent	23,851	46,783		54,366	102,294

Net loss	28,972	51,521		63,113	111,616
Other comprehensive (income) loss, net of tax:
Foreign currency translation adjustments	(503)	329		(515)	721
Other comprehensive (income) loss	(503)	329		(515)	721
Comprehensive loss	$28,469	$51,850		$62,598	$112,337

Comprehensive loss attributable to:
Common stockholders or parent	23,526	47,021		54,029	102,782
Non-controlling interests	4,943	4,829		8,569	9,555
	$28,469	$51,850		$62,598	$112,337
Net loss per share attributable to common stockholders
Basic and diluted	$0.18	$0.39		$0.42	$0.85
Weighted-average common shares outstanding
Basic and diluted	132,602,702	120,337,642	0	129,649,937	120,292,036

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Three months ended June 30, 2025
Balance at April 1, 2025	132,590,318	$13	$870,855	$(560,642)	$(3,264)	$8,375	$315,337
Net loss	—	—	—	(23,851)	—	(5,121)	(28,972)
Other comprehensive income	—	—	—	—	325	178	503
Stock options exercised	75,450	—	188	—	—	—	188
Warrants exercised	25,000	—	175	—	—	—	175
Share-based compensation	—	—	3,338	—	—	37	3,375
Non-controlling interests investment in subsidiary	—	—	6,129	—	—	14,034	20,163
Other changes in non-controlling interests	—	—	71	—	—	(63)	8
Balance at June 30, 2025	132,690,768	$13	$880,756	$(584,493)	$(2,939)	$17,440	$310,777

Six months ended June 30, 2025
Balance at January 1, 2025	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	280,431
Net loss	—	—	—	(54,366)	—	(8,747)	(63,113)
Other comprehensive income	—	—	—	—	337	178	515
Issuance of common stock; public offering, net of issuance costs	11,794,872	1	53,371	—	—	—	53,372
Issuance of warrants, public offering	—	—	12,470	—	—	—	12,470
Settlement of restricted share units	150,000	—	—	—	—	—	—
Stock options exercised	108,784	—	271	—	—	—	271
Warrants exercised	25,000	—	175	—	—	—	175
Share-based compensation	—	—	6,272	—	—	76	6,348
Non-controlling interests investment in subsidiary	—	—	6,129	—	—	14,034	20,163
Other changes in non-controlling interests	—	—	36	—	—	109	145
Balance at June 30, 2025	132,690,768	$13	$880,756	$(584,493)	$(2,939)	$17,440	$310,777

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Three months ended June 30, 2024
Balance at April 1, 2024	120,306,414	$12	$790,824	$(457,015)	$(2,323)	$18,234	$349,732
Net loss	—	—	—	(46,783)	—	(4,738)	(51,521)
Other comprehensive loss	—	—	—	—	(238)	(91)	(329)
Stock options exercised	82,187	—	694	—	—	—	694
Stock-based compensation	—	—	3,969	—	—	100	4,069
Non-controlling interests investment in subsidiary	—	—	15	—	—	364	379
Other changes in non-controlling interests	—	—	—	—	—	100	100
Balance at June 30, 2024	120,388,601	$12	$795,502	$(503,798)	$(2,561)	$13,969	$303,124

Six months ended June 30, 2024
Balance at January 1, 2024	120,025,264	$12	$777,816	$(401,504)	$(2,073)	$2,030	$376,281
Net loss	—	—	—	(102,294)	—	(9,322)	(111,616)
Other comprehensive loss	—	—	—	—	(488)	(233)	(721)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Stock options exercised	82,187	—	694	—	—	—	694
Stock-based compensation	—	—	7,284	—	—	130	7,414
Non-controlling interests investment in subsidiary	—	—	9,387	—	—	20,992	30,379
Other changes in non-controlling interests	—	—	(726)	—	—	372	(354)
Balance at June 30, 2024	120,388,601	$12	$795,502	$(503,798)	$(2,561)	$13,969	$303,124

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Six months ended June 30, 2025 and 2024

	2025	2024
Operating activities
Net loss	$(63,113)	$(111,616)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,362	1,335
Share-based compensation	6,348	7,414
Non-cash exploration and research and development expense	—	660
Unrealized foreign exchange gain	225	689
Interest expense	3,485	3,631
Share of loss of equity method investees	7,247	4,465
Impairment	2,555	—
Other	(43)	935

Changes in other operating assets and liabilities:
Trade accounts receivable	10,318	805
Inventory	—	(527)
Operating lease liabilities	(516)	(634)
Accounts payable and accrued liabilities	(1,008)	383
Deferred exploration liability	(1,897)	—
Other operating assets and liabilities	(736)	(2,041)
Net cash used in operating activities	(35,773)	(94,501)

Investing activities
Purchase of mineral interests	(731)	(640)
Purchase of property, plant and equipment and intangible assets	(1,258)	(1,176)
Purchase of investments subject to significant influence	—	(1,127)
Cash acquired on acquisition of subsidiary	—	227
Net cash used in investing activities	(1,989)	(2,716)

Financing activities
Net proceeds from public offering	65,842	—
Proceeds from related party loan	5,000	—
Repayment of related party loan	(10,505)	—
Non-controlling interests investment in subsidiary	20,163	26,380
Proceeds from exercise of stock options	271	694
Other	145	—
Net cash provided by financing activities	80,916	27,074

Effect of foreign exchange rate changes on cash and cash equivalents	827	(1,089)
Increase (decrease) in cash and cash equivalents and restricted cash	43,981	(71,232)
Cash, cash equivalents and restricted cash, beginning of the period	45,309	205,043
Cash, cash equivalents and restricted cash, end of the period	89,290	133,811
Restricted cash, end of the period	1,240	—
Cash and cash equivalents, end of the period	$88,050	$133,811

Supplemental cash flow information
Cash paid for income taxes	$29	$1,143
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock	$—	$1,047
Non-controlling interests investment in subsidiary	$—	$4,000
Settlement of related party loan	$—	$(4,000)

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) is a United States company that combines advanced mineral exploration technologies with critical metals exploration projects predominantly located in the United States. The Company’s mineral exploration efforts focus on copper as well as other metals including nickel, cobalt, platinum group elements, gold and silver. The Company’s portfolio of critical metals exploration projects includes the advanced Santa Cruz Copper Project in Arizona.
In addition to mineral projects in the United States, the Company also holds direct and indirect ownership interests, and in some cases controlling financial interests, in other non-U.S. mineral projects, and in proprietary mineral exploration and minerals-based technologies.
The Company holds a 50% interest in a joint venture with Saudi Arabian Mining Company (“Maaden”) to explore prospective land in Saudi Arabia.
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”) is establishing a United States-based grid scale vanadium redox flow battery manufacturing business. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at June 30, 2025 (December 31, 2024 — 90.0%). VRB also holds a 49% interest in VRB Energy System (Beijing) Co., Ltd. (“VRB China”) which operates in the same industry in China.
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at June 30, 2025 (December 31, 2024 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds 50% of the Alacrán copper-gold-silver deposit located in Colombia ("Alacrán Copper Project"). Ivanhoe Electric had an ownership interest in Cordoba of 61.8% as at June 30, 2025 (December 31, 2024 — 62.5%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2024. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Income taxes:
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 on January 1, 2025 and will be required to disclose specific categories in the rate reconciliation if quantitative thresholds are met. The amount of income taxes paid, if any, is required to be disaggregated by federal, state and foreign taxes.

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

4. Cash and cash equivalents:
Of the total cash and cash equivalents at June 30, 2025 and December 31, 2024, $22.7 million and $11.2 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.

5. Accounts receivable:

	June 30, 2025	December 31, 2024
Trade accounts receivable	$8	$762
Other receivables (Note a)	11,418	20,807
	$11,426	$21,569
(a) As at December 31, 2024, VRB was owed $20.0 million from its sale of 51% of the shares in VRB China to China Energy Storage Industry Co., Ltd. (“Red Sun”). The amount is payable in two tranches. On October 28, 2024, $10.0 million was deposited to an account in China jointly controlled by Red Sun and VRB. Following receipt of several regulatory approvals required to transfer the funds outside of China, on February 11, 2025, VRB received the first tranche payment. Red Sun did not make the second payment of $10.0 million by its due date of June 30, 2025. Red Sun has stated they will pay $5.0 million by August 31, 2025 and the remaining $5.0 million no later than October 31, 2025.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
6. Investments subject to significant influence:
The Company’s principal investments subject to significant influence are its investment in Maaden Ivanhoe Electric Exploration and Development Limited Company ("Maaden Joint Venture") and VRB China. The Company also has a significant influence investment in Sama Resources Inc. (“Sama”).

	Equity Method			Carried at fair value
	Maaden Joint Venture	VRB China	Other	Sama	Total
Balance at December 31, 2024	$20,389	$40,600	$769	$3,129	$64,887
Change in fair value	—	—	—	(930)	(930)
Share of (loss) income	(6,600)	(679)	32	—	(7,247)
Foreign currency translation	—	—	43	—	43
Balance at June 30, 2025	$13,789	$39,921	$844	$2,199	$56,753

7. Exploration properties:

	Santa Cruz	Tintic	Alacrán	Other	Total
Balance at December 31, 2024	$176,792	$30,703	$15,315	$3,066	$225,876
Acquisition costs	731	—	—	—	731
Impairment	—	—	—	(2,537)	(2,537)
Balance at June 30, 2025	$177,523	$30,703	$15,315	$529	$224,070
During the period ended June 30, 2025, the Company impaired a non-core exploration property in the amount of $2.5 million.

8. Note payable:

Note payable
Balance at December 31, 2024	$36,572
Interest expense	1,527
Balance at June 30, 2025	$38,099

Current portion	13,936
Non-current portion	24,163
Balance at June 30, 2025	$38,099
In May 2023, the Company issued a secured promissory note in the amount of $82.6 million as part of a land acquisition at its Santa Cruz Copper Project. The promissory note includes an annual interest rate of prime plus 1% and is to be paid in installments, as follows:
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
9. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2024	$30,942
Interest expense	1,328
Balance at June 30, 2025	$32,270
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
Directly attributable issuance costs of $3.1 million incurred in conjunction with the public offering were recorded as a reduction in paid in capital.
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$2,636	$2,987	$5,196	$5,677
Exploration expenses	739	1,082	1,152	1,737
	$3,375	$4,069	$6,348	$7,414
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
(ii) Performance share units ("PSU's"):
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

11. Revenue:
The Company recognized revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue type	2025	2024	2025	2024
Data processing services	$1,068	$538	1,803	898
Total	$1,068	$538	$1,803	$898

12. Exploration expense:

	Three months ended June 30,		Six months ended June 30,
Project	2025	2024	2025	2024
Santa Cruz, USA	$5,425	$20,478	$11,929	$48,315
Alacrán, Colombia (Cordoba)	4,355	3,236	7,691	6,754
Hog Heaven, USA	394	2,530	1,267	5,837
Tintic, USA	474	3,681	1,185	7,201
Project generation and other	3,430	7,329	7,791	12,790
Total	$14,078	$37,254	$29,863	$80,897

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
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Total Expenses
Global Mining (Note a)	$112	$643	$447	$1,018	$1,218	$2,381
Ivanhoe Capital Aviation (Note b)	83	83	250	250	500	500
I-Pulse (Note c)	—	—	—	430	—	826
JCHX Mining Management Co., Ltd (Note e)	1,500	1,500	—	—	—	—
Total	1,695	2,226	697	1,698	1,718	3,707
Revenue and accounts receivable
Maaden Joint Venture (Note d)	330	300	560	363	1,160	663
Advances
Global Mining (Note a)	429	831	—	—	—	—
Maaden Joint Venture (Note d)	124	176	—	—	—	—
Deposit
I-Pulse (Note c)	1,573	2,593	—	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note e)	$—	$5,001	$—	$—	$—	$—

	Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	2025	2024	2025	2024
Expense classification
Exploration expenses	$66	$370	$355	$789
General and administrative expenses	631	1,021	1,363	2,328
Research and development expenses	—	307	—	590
	$697	$1,698	$1,718	$3,707
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at June 30, 2025 (December 31, 2024 — 7.1%).
(b)Ivanhoe Capital Aviation (“ICA”) is an entity beneficially owned by the Company’s Executive Chairman. ICA provides use of its aircraft to the Company.
(c)The Company's Executive Chairman is the Chief Executive Officer and a principal owner of I-Pulse. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters. The total purchase price for the six Typhoon™ transmitters is $12.4 million. In October 2022, the Company made deposit payments totaling $7.1 million. The remaining payments will be made as each

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Typhoon™ transmitter system is delivered. As at June 30, 2025, the Company has received four of the Typhoon™ transmitters that are deliverable under the agreement.
(d)CGI provides geophysical data processing services to the Maaden Joint Venture.
As at June 30, 2025, the Maaden Joint Venture owes the Company $0.1 million for costs that the Company incurred on behalf of the Maaden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX Mining Management Co., Ltd (“JCHX") held 19.5% of Cordoba’s issued and outstanding common stock as at June 30, 2025 (December 31, 2024 - 19.7%).
On May 8, 2025, Cordoba entered into an agreement with JCHX to sell Cordoba's remaining 50% interest in the Alacrán Copper Project, related exploration properties, and certain intercompany receivables, for consideration of up to $128 million, consisting of:
•$88 million in cash on closing;
•$12 million in a deferred payment, to be paid within fifteen business days after the earlier of the commencement of commercial production as defined in the Agreement, or the third anniversary of the closing date; and
•a contingent payment if the average daily London Metal Exchange spot copper price during the first twelve months of commercial production is greater than $12,000 per tonne, consisting of $8 million if the price is between $12,000 and $13,000 per tonne, and $28 million if the price is over $13,000 per tonne.
JCHX acquired its first 50% of the Alacrán Copper Project in May 2023.
The closing of the sale is subject to the Environmental Impact Assessment for the Alacrán Copper Project being approved by the Autoridad Nacional de Licencias Ambientales (the environmental regulator in Colombia), as well as customary conditions, including, without limitation, the entering into of certain ancillary agreements, conditional approval of the TSX Venture Exchange (“TSXV”), which has been received, and Cordoba shareholder approval by two thirds of those shareholders that vote at a special meeting of shareholders.
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX, of which $5.0 million was received in December 2024 and $5.0 million in January 2025. On June 25, 2025, JCHX completed the third and final installment of $20.0 million in relation to its acquisition of the initial 50% interest in the Alacran Copper Project. On June 26, 2025 the bridge loan was repaid in full using the proceeds from the third installment.
JCHX also provides engineering services to Cordoba at the Alacrán Copper Project.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
14. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	$2,199	$—	$—	$3,129	$—	$—
Other investments	2,017	753	—	995	750	—
Total financial assets	$4,216	$753	$—	$4,124	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
15. Segment reporting:
The Company’s President & Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) of the Company. The CODM evaluates how the Company allocates resources, assesses performance and makes strategic and operational decisions. Based upon such evaluation, the Company has determined that it has four reportable segments. The Company’s reportable segments are the Santa Cruz Copper Project, critical metals, data processing and energy storage.
The Santa Cruz Copper Project and critical metals segments are focused on mineral exploration and developing mines from mineral deposits principally located in the United States. The Santa Cruz Copper Project is at a more advanced stage relative to most of the Company’s other mineral exploration projects and its discrete financial information and operating results are regularly reviewed by the CODM in order to make decisions about resource allocation and assess performance.
The data processing segment provides data analytics, geophysical modeling and artificial intelligence services for the mineral, oil & gas and water exploration industries. The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Segment information for the periods presented is as follows:

	As at and for the three months ended June 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$1,068	$—	$1,068
Intersegment revenues	—	—	—	—	—
Loss (income) from operations	5,419	20,067	(558)	707	25,635
Segment assets	179,264	161,856	2,351	57,000	400,471

	As at and for the six months ended June 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$1,803	$—	$1,803
Intersegment revenues	—	—	10	—	10
Loss (income) from operations	11,919	39,642	(775)	1,853	52,639
Segment assets	179,264	161,856	2,351	57,000	400,471

	As at and for the three months ended June 30, 2024
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$538	$—	$538
Intersegment revenues	—	—	29	—	29
Loss (income) from operations	20,497	26,245	(67)	1,871	48,546
Segment assets	172,443	226,331	4,777	12,722	416,273

	As at and for the six months ended June 30, 2024
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$898	$—	$898
Intersegment revenues	—	—	148	—	148
Loss (income) from operations	48,378	53,429	(124)	3,744	105,427
Segment assets	172,443	226,331	4,777	12,722	416,273

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from offerings of our securities or other fundraising activities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, the development of our mineral properties, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: most of our mineral projects are at the exploration stage and are subject to the significant risks and uncertainties associated with mineral exploration; our Santa Cruz Copper Project, is subject to significant risks associated with mine construction and commissioning, including possible delays, cost overruns, and unanticipated technical problems in addition to the need to obtain all required permits and necessary funding; the Preliminary Feasibility Study (the "PFS") for our Santa Cruz Copper Project includes estimates and assumptions to project potential economic viability and actual economic outcomes may vary greatly from those set forth in the PFS; other than at the Santa Cruz Copper Project and at the Alacrán Project which our subsidiary has agreed to sell; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated or projected; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against one of our subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; changes in U.S. tariff policy including any tariff on copper imports and other goods used in our operations, may adversely affect the costs that we incur; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; and our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating, the potential for forest fires at many of our properties; our ability to establish a United States-based vanadium redox battery business and the satisfaction of closing conditions for Cordoba Minerals Corp's ("Cordoba") disposition of its interest in the Alacrán Project.

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
Business Overview
We are a United States domiciled minerals exploration company with a focus on developing mines from mineral deposits principally located in the United States. We seek to support American supply chain independence by finding and delivering copper and other critical metals vital to advanced manufacturing, infrastructure development, technology, and national security. We use our powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our 94.3% owned subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process as we seek to discover new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals. Our mineral exploration efforts focus on copper as well as other metals including nickel, cobalt, platinum group elements, gold and silver. Through the advancement of our portfolio of critical metals exploration projects, headlined by the Santa Cruz Copper Project in Arizona we intend to contribute to domestic supply by developing resources that support industrial and strategic sectors. We also operate a 50/50 joint venture with Saudi Arabian Mining Company ("Maaden") to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in Saudi Arabia. Finally, in 2024, we established an exploration alliance with BHP Mineral Resources Inc. (“BHP”), a subsidiary of BHP Group Limited, to search for critical minerals in the United States.
In addition to our mineral projects, we also own a 90.0% controlling interest in VRB Energy Inc. (“VRB”) which itself owns 100% of VRB Energy USA Inc. ("VRB USA"), an Arizona-based developer of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB also has a 49% interest in VRB China which is a joint venture with a subsidiary of privately held Shanxi Red Sun Co., Ltd. VRB China manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.
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
Business Developments in the Quarter
Santa Cruz Copper Project
On June 23, 2025, we announced the completion of the Preliminary Feasibility Study (the "PFS") for the Santa Cruz Copper Project in Arizona. The PFS confirmed the economic viability of an underground copper mining operation combined with a heap leach processing facility utilizing modern technologies and designed to produce copper cathode for delivery to U.S. customers.
Situated entirely on private land in Arizona, the Santa Cruz Copper Project integrates underground mining with chloride-assisted heap leaching to produce copper cathode on site, eliminating the need for smelting, tailings storage, and transportation and refining of concentrates. This integrated approach significantly reduces the project's overall carbon intensity.
The project has been designed as a phased approach to responsibly meet the growing demand for copper in the United States. The Santa Cruz Copper Project features a compact site layout, advanced water management tailored for arid conditions, and plans to use paste backfill made from spent ore to minimize waste and enhance ground stability.
The findings of the PFS include that the Santa Cruz Copper Project is projected to produce 1.4 million tonnes of copper cathode over a 23-year mine life. With a base case copper price of $4.25/lb, the Santa Cruz Copper Project has an after-tax Net Present Value of $1.4 billion at an 8% discount rate and an Internal Rate of Return (IRR) of 20%. The initial project capital is estimated at $1.24 billion.
The PFS, prepared in accordance with United States securities laws, provides key engineering analyses to support long-term project financing. Efforts to secure financing are already underway, and we are exploring multiple funding avenues, including support from United States government agencies, commercial lending institutions, and potential strategic partners at the asset level.
Cordoba Minerals Corp. ("Cordoba")
On May 8, 2025, our subsidiary, Cordoba entered into an agreement with JCHX Mining Management Co., Ltd. ("JCHX") to sell Cordoba's remaining 50% interest in the Alacrán Copper Project, related exploration properties, and certain intercompany receivables, for consideration of up to $128 million, consisting of:
•$88 million in cash on closing;
•$12 million in a deferred payment, to be paid within fifteen business days after the earlier of the commencement of commercial production as defined in the Agreement, or the third anniversary of the closing date; and
•a contingent payment if the average daily London Metal Exchange spot copper price during the first twelve months of commercial production is greater than $12,000 per tonne, consisting of $8 million if the price is between $12,000 and $13,000 per tonne, and $28 million if the price is over $13,000 per tonne.
JCHX acquired its first 50% of the Alacrán Copper Project in May 2023.
The closing of the sale is subject to the Environmental Impact Assessment for the Alacrán Copper Project being approved by the Autoridad Nacional de Licencias Ambientales (the environmental regulator in Colombia), as well as customary conditions, including, without limitation, the entering into of certain ancillary agreements, conditional approval of the TSX Venture Exchange (“TSXV”), which has been received, and Cordoba shareholder approval by 2/3rds of those shareholders that vote at a special meeting of shareholders.
Segments
We account for our business in four business segments – (i) Santa Cruz Copper Project (ii) critical metals, (iii) data processing services and (iv) energy storage.
Significant Components of Results of Operations
Revenue, Cost of Sales and Gross Profit
We have not generated any revenue from our mineral projects because they are in the exploration stage.
We generate some revenue from our technology business, CGI, which is included in the data processing business segment. CGI generates revenue from the sale of data processing services to the mining and oil and gas industries. In prior years, CGI has also generated revenue from software licensing.
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

Exploration expenses also include payments under earn-in and option agreements where the option right is with respect to ownership interests in legal entities owning the underlying mineral project in the exploration project phase. Through our earn-in and option agreements, we have the right (and in some cases, the obligation) to fund and conduct exploration on the underlying mineral project prior to determining whether to acquire a minority or majority ownership interest through further funding the costs of such exploration and, in some cases, through direct payments to the owners of the project. In the event we cease making expenditures on an exploration mineral project or fail to incur the agreed level of exploration expenditures, we will not obtain an ownership right beyond any that may have been acquired as of the date of termination.
Included in exploration expenses are early stage projects and exploration costs that we incur in relation to generating new projects that may or may not proceed to earn-in agreements depending on our evaluation. These are categorized as “Project generation and other”.
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock-based compensation, professional and consultant fees, insurance and other general administration costs.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
For the three months ended June 30, 2025 we recorded a net loss attributable to common stockholders of $23.9 million ($0.18 per share), compared to $46.8 million ($0.39 per share) for the three months ended June 30, 2024, which was a decrease of $22.9 million. Significant contributors to this decrease for the three months ended June 30, 2025 included a decrease of $23.2 million in exploration expenditures, a decrease of $1.0 million in general and administrative expenses offset by an increase of $0.8 million in interest expense and an increase in impairment expense of a non-core exploration property of $2.6 million compared to the three months ended June 30, 2024.
Exploration expenses were $14.1 million for the three months ended June 30, 2025, a decrease of $23.2 million from $37.3 million for the three months ended June 30, 2024. Exploration expenses consisted of the following:

	Three months ended June 30,
(In thousands)	2025	2024
Exploration Expenses:
Santa Cruz, USA	$5,425	$20,478
Alacrán Project (Cordoba)	4,355	3,236
Hog Heaven, USA	394	2,530
Tintic, USA	474	3,681
Project generation and other	3,430	7,329
Total	$14,078	$37,254
During the three months ended June 30, 2025, exploration expenditures largely focused on activities at:
•the Santa Cruz Copper Project where $5.4 million of expenditure was incurred in the three months ended June 30, 2025 compared to $20.5 million incurred in the three months ended June 30, 2024. Activities during the three months ended June 30, 2025 at the Santa Cruz Copper Project were focused on the technical engineering studies required to support the PFS that was released on June 23, 2025. The exploration expenditures incurred in the three months ended June 30, 2024 were significantly higher due to the activities being focused on infill resource drilling, geotechnical, hydrological, and metallurgical drilling to obtain data for the technical studies; and
•the Alacrán Project where $4.4 million of expenditure was incurred by Cordoba for the three months ended June 30, 2025 focused on consultation associated with the Environmental Impact Assessment process.
General and administrative expenses were $9.7 million for the three months ended June 30, 2025, a decrease of $1.0 million from $10.7 million for the three months ended June 30, 2024. Contributing to the decrease was a $0.6 million decrease in administration expenditures at VRB for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of 2024 including general and administration costs related to VRB China which was deconsolidated in October 2024 and therefore there is no similar amount for three months ended June 30, 2025. We also had a $0.2 million decrease in directors and officers insurance expenses from $1.0 million for the three months ended June 30, 2024 compared to $0.8 million for three months ended June 30, 2025 due to a decrease in premiums. Also contributing to this decrease was that the three months ended June 30, 2024 included $0.2 million related to corporate administration costs for Kaizen Discovery that was acquired by us in 2024 and there were no similar expenditures in 2025.
Net interest expense was $1.2 million for the three months ended June 30, 2025, an increase of $0.8 million from $0.4 million for the three months ended June 30, 2024. The increase in net interest expense was largely due to $0.8 million less interest income received as the average cash balances in the three months ended June 30, 2025 were lower than the same period in 2024.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the three months ended June 30, 2025 ($1.1 million) and 100% for the three months ended June 30, 2024 ($0.5 million). VRB did not generate revenue during these periods.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Percentage Change
(In thousands)
Software licensing and data processing services:
Revenue	$1,068	$538	98%
Cost of sales	(294)	(192)	53%
Gross profit	$774	$346	123%
CGI’s revenue for the three months ended June 30, 2025 was $1.1 million, an increase of $0.5 million from $0.5 million for the three months ended June 30, 2024. The increase in CGI’s revenue was a result of more data processing services being performed.
CGI’s gross profit for the three months ended June 30, 2025 was $0.8 million, an increase of $0.4 million from $0.3 million for the three months ended June 30, 2024. The percentage increase in CGI's gross profit was consistent with the increase in revenue.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
For the six months ended June 30, 2025 we recorded a net loss attributable to common stockholders of $54.4 million ($0.42 per share), compared to $102.3 million ($0.85 per share) for the six months ended June 30, 2024, which was a decrease of $47.9 million. Significant contributors to this decrease for the six months ended June 30, 2025 included a decrease of $51.0 million in exploration expenditures, a decrease of $2.0 million in general and administrative expenses offset by an increase of $2.8 million in the share of loss of equity method investees, an increase of $2.4 million in interest expense and increase in impairment expense of a non-core exploration property of $2.6 million compared to the six months ended June 30, 2024.
Exploration expenses were $29.9 million for the six months ended June 30, 2025, a decrease of $51.0 million from $80.9 million for the six months ended June 30, 2024. Exploration expenses consisted of the following:

	Six months ended June 30,
(In thousands)	2025	2024
Exploration Expenses:
Santa Cruz, USA	$11,929	$48,315
Alacrán Project (Cordoba)	7,691	6,754
Hog Heaven, USA	1,267	5,837
Tintic, USA	1,185	7,201
Project generation and other	7,791	12,790
Total	$29,863	$80,897
During the six months ended June 30, 2025, exploration expenditures largely focused on activities at:
•the Santa Cruz Copper Project where $11.9 million of expenditure was incurred in the six months ended June 30, 2025 compared to $48.3 million incurred in the six months ended June 30, 2024. Activities during the six months ended June 30, 2025 at the Santa Cruz Copper Project were focused on the technical engineering studies required to support the PFS that was released on June 23, 2025. The exploration expenditures incurred in the six months ended June 30, 2024 were significantly higher due to the activities being focused on infill resource drilling, geotechnical, hydrological, and metallurgical drilling to obtain data for the technical studies; and
•the Alacrán Project where $7.7 million of expenditure was incurred by Cordoba for the six months ended June 30, 2025 focused on consultation associated with the Environmental Impact Assessment process.
General and administrative expenses were $21.3 million for the six months ended June 30, 2025, a decrease of $2.0 million from $23.3 million for the six months ended June 30, 2024. Contributing to the decrease was a $1.0 million decrease in administration expenditures at VRB for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as a result of 2024 including general and administration costs related to VRB China which was deconsolidated in October 2024 and therefore there is no similar amount for six months ended June 30, 2025. We also had a $0.4 million decrease in directors and officers' insurance expenses from $2.1 million for the six months ended June 30, 2024 compared to $1.6 million for six months ended June 30, 2025 due to a decrease in premiums. Also contributing to this decrease was that the six months ended June 30, 2024 included $0.5 million related to corporate administration costs for Kaizen Discovery that was acquired by us in 2024 and there were no similar expenditures in 2025.
Share of loss of equity method investees was $7.2 million for the six months ended June 30, 2025, an increase of $2.8 million from $4.5 million for the six months ended June 30, 2024. The increase in loss was largely due to a $3.4 million increase in our share of the loss from the Maaden Joint Venture which was $6.6 million for the six months ended June 30, 2025 compared to our $3.2 million for the six months ended June 30, 2024. In addition, for the six months ended June 30, 2025 we incurred a $0.7 million share of loss from the VRB China Joint Venture which was formed in October 2024.
Net interest expense was $2.7 million for the six months ended June 30, 2025, an increase of $2.4 million from $0.4 million for the six months ended June 30, 2024. The increase in net interest expense was largely due to $2.4 million less interest income received as the average cash balances in the six months ended June 30, 2025 were lower than the same period in 2024.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the six months ended June 30, 2025 ($1.8 million) and 100% for the six months ended June 30, 2024 ($0.9 million). VRB did not generate revenue during these periods.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Percentage Change
(In thousands)
Software licensing and data processing services:
Revenue	$1,803	$898	101%
Cost of sales	(587)	(292)	101%
Gross profit	$1,216	$606	101%
CGI’s revenue for the six months ended June 30, 2025 was $1.8 million, an increase of $0.9 million from $0.9 million for the six months ended June 30, 2024. The increase in CGI’s revenue was a result of more data processing services being performed.
CGI’s gross profit for the six months ended June 30, 2025 was $1.2 million, an increase of $0.6 million from $0.6 million for the six months ended June 30, 2024. The percentage increase in CGI's gross profit was consistent with the increase in revenue.
Stock-Based Compensation
On March 6, 2025, as part of our long-term incentive plan the following equity incentives were granted to certain of our officers and employees:
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
At June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $88.0 million and $41.0 million, respectively, and a working capital of $77.1 million and $35.9 million, respectively. Of the total cash and cash equivalents at June 30, 2025 and December 31, 2024, $22.7 million and $11.2 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
As at August 5, 2025, we believe that we have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business; provided, however, that if we make a development decision at the Santa Cruz Copper Project within the next 12 months, our need for additional financing will be accelerated. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
At June 30, 2025, we had outstanding 11,769,872 Warrants that were issued in our February 2025 public offering, each exercisable until February 17, 2026 to purchase one share of our common stock at a price of $7.00 per share. Our cash resources may be improved, and our need for additional financing may be delayed or reduced, if Warrants are exercised.
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
Consolidated Cash Balances as of June 30, 2025
The table below discloses the amounts of cash disaggregated by currency denomination as of June 30, 2025 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian Dollars	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$61,319	$1,804	$—	$—	$63,123
Colombia	13,342	—	1,324	—	14,666
Singapore	6,253	—	—	—	6,253
Canada	723	1,443	—	—	2,166
Other	1,413	352	—	77	1,841
Total	$83,050	$3,599	$1,324	$77	$88,050
Refer to Note 19 of our consolidated financial statements in our 2024 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.

Note Payable

In May 2023, as part of the consideration for the acquisition of 5,975 acres of surface title and associated water rights at the Santa Cruz Copper Project we issued to the vendor a secured promissory note in the principal amount of $82.6 million. The promissory note included an annual interest rate of prime plus 1% and is to be paid in installments. In November 2023, we repaid $34.3 million, plus accrued interest of the promissory note and in November 2024, we repaid $12.1 million, plus accrued interest of the promissory note. Three principal payments of $12.1 million remain to be paid on the second, third and fourth anniversaries of the November 2023 payment, plus applicable accrued interest.
Convertible Bond — VRB.
In 2021, VRB issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB upon an equity financing or sale event, at a price per share equal to the lower of (A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs, VRB must repay the outstanding principal and interest on maturity in July 2026. At June 30, 2025, the balance of principal and interest on the bond was $32.3 million.

Bridge Loan — Cordoba.
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX, of which $5.0 million was received in December 2024 and $5.0 million in January 2025. The loan bears simple interest at 10% per annum for the first six months of the agreement, and 12% per annum thereafter. The loan was repaid in June 2025.
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Six Months Ended June 30, 2025
	2025	2024
Net cash (used in) provided by:
Operating activities	$(35,773)	$(94,501)
Investing activities	(1,989)	(2,716)
Financing activities	80,916	27,074
Effect of foreign exchange on cash	827	(1,089)
Total change in cash	$43,981	$(71,232)
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities during the six months ended June 30, 2025 of $35.8 million primarily was the result of $28.7 million of cash exploration expenditures and $16.1 million of cash general and administrative costs offset by a $6.2 million change in operating assets and liabilities. The $6.2 million change in operating assets and liabilities was mainly a result of VRB receiving in February 2025 the first $10.0 million tranche of the $20.0 million receivable that it recorded upon selling 51% of VRB China in October 2024.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
There were no significant investing activities during the six months ended June 30, 2025.

Financing activities.
The net cash used in financing activities during the six months ended June 30, 2025 of $80.9 million was primarily a result of the public offering we completed in February 2025 where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for net proceeds of approximately $65.8 million. Each Unit consists of (i) one share of our common stock and (ii) one accompanying warrant.
Also during the six months ended June 30, 2025, our subsidiary, Cordoba received a $5.0 million bridge loan from JCHX which was in addition to $5.0 million which was previously received in December 2024. On June 25, 2025, JCHX paid Cordoba $20.0 million which was the third installment under the strategic arrangement signed in 2023 whereby JCHX acquired its 50% ownership of the Alacrán Project. On June 26, 2025, Cordoba repaid the $10.0 million bridge loan using the proceeds from the third installment.
Contractual Obligations
As of June 30, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2024. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of June 30, 2025, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 13 of our consolidated financial statements for the three and six months ended June 30, 2025.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We have both fixed-rate and variable-rate debt.

Fixed-rate debt. Our fixed rate debt at June 30, 2025 consists of a convertible bond that has a fixed interest rate of 8.0% per annum. The convertible bond is accounted for at amortized cost. Any changes in the market interest rates associated with these financial instruments would not impact our net loss, comprehensive loss or future cash flows.

Variable-rate debt. Our variable-rate debt at June 30, 2025 consists of a secured promissory note issued in connection with the acquisition of land at our Santa Cruz Copper Project. The promissory note has an annual interest rate of U.S. prime plus

1%. As at June 30, 2025, three installments of $12.1 million plus accrued interest remain and are due in November 2025, 2026 and 2027.

We performed a sensitivity analysis to estimate the impact to interest expense, arising from a 100 basis points adverse movement to the prime rate for the three months ended June 30, 2025 and six months ended June 30, 2025. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement would result in an approximate $0.1 million increase to interest expense and a $0.1 million increase to the Company’s net loss for the three months ended June 30, 2025 and in an approximate $0.2 million increase to interest expense and a $0.2 million increase to the Company’s net loss for the six months ended June 30, 2025.

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
The carrying amounts of our Colombian Pesos and Canadian dollar denominated monetary assets and liabilities at June 30, 2025 are as follows:

	June 30, 2025
	Colombian Peso Balance (in 000’s USD Equivalent)	Canadian Dollar Balance (in 000’s USD Equivalent)
Cash	$1,324	$3,599
Other receivables	36	159
Accounts payable and accrued liabilities	(2,063)	(587)
Other liabilities	(1,299)	—
	$(2,002)	$3,171

Six Months Ended June 30, 2025
Opening exchange rate (1 U.S. dollar to Colombian Pesos)	4,403
Closing exchange rate (1 U.S. dollar to Colombian Pesos)	4,086
Appreciation/(devaluation) of Colombian Peso	7.2%

Opening exchange rate (1 U.S. dollar to Canadian dollars)	1.4400
Closing exchange rate (1 U.S. dollar to Canadian dollars	1.3600
Appreciation/(devaluation) of Canadian dollar	5.2%

As at June 30, 2025, a 10% depreciation or appreciation of these foreign currencies against the U.S. dollar would have resulted in an approximate $0.1 million decrease or increase in the Company’s net loss for the six months ended June 30, 2025.

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

As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our subsidiary Cordoba is currently involved in two legal proceedings. The first is a criminal lawsuit filed by Cordoba in late 2018 and in January 2019 with the Colombian prosecutors against nine members of former Colombian management alleging breach of fiduciary obligations, abuse of trust, theft and fraud. This proceeding is ongoing. In the second proceeding, Cordoba (along with the National Mining Agency, Ministry of Mines and Energy, the local environmental authority, the Municipality of Puerto Libertador and the State of Cordoba) were served with a class action claim by the Alacrán Community. This class action seeks (i) an injunction against Cordoba´s operations in the Alacrán area and (ii) an injunction against the prior declaration by the authorities that the Alacrán Community´s mining activities were illegal. The claim was initially filed with the Administrative Court of Medellín, which remanded the case to the Administrative Court of Montería, which contested it and submitted the case to the Council of State. The Council of State determined the Administrative Court of Montería as the competent tribunal, where the process is currently being conducted. The Administrative Court of Montería admitted the commencement of the class action on September 2021. The decision was challenged by Cordoba and other defendants and confirmed by the Court. Cordoba timely filed its (i) response to the lawsuit and statement of defense; and (ii) opposition to the injunction requested by plaintiffs. The Court now should: (i) issue a decision on the injunction; and (ii) schedule date and time for the initial hearing. While the court matters proceed, Cordoba will incur additional costs that will negatively impact its financial position. As well, the litigation process is uncertain and it is possible that the second proceeding is resolved against Cordoba, which could have a material adverse effect on its business, results of operations, financial condition and prospects.
Item 1A. Risk Factors.
The Company and its business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.
With the exception of the addition of the below, there have been no material changes to the risk factors set forth in our 2024 Form 10-K.

Tariffs, trade restrictions and changes to tariffs, international trade policies and regulations may adversely impact the Company.
Since February 2025, the United States and other countries have announced numerous new tariffs, trade restrictions and changes in tariffs, international trade policies and regulations. Imposed, announced or changes in tariffs, trading policies and restrictions, potential trade wars, or uncertainties in international trading policies and regulations may adversely impact our operations, financial performance and outlook.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2025
There were no unregistered sales of equity securities during the three months ended June 30, 2025.
Item 5. Other Information.
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Ivanhoe Electric Inc. dated June 5, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2025).

10.1##^	Commercial Sale Offer and related Purchase Order dated May 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Date: August 5, 2025	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)