Form 10-Q
period 2025-09-30
Ivanhoe Electric Inc.
filed 2025-11-05
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 5, 2025, the registrant had 144,714,777 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. FORM 10-Q
For the Quarter Ended September 30, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$69,479	$40,971
Restricted cash	3,977	4,338
Accounts and other receivables	11,094	21,569
Prepaid expenses and deposits	3,127	2,408
	87,677	69,286
Non-current assets:
Investments subject to significant influence	60,897	64,887
Other investments	1,856	1,745
Exploration properties	223,770	225,876
Property, plant and equipment	9,941	9,667
Other non-current assets	2,010	3,471
Total assets	$386,151	$374,932

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,481	$11,121
Note payable, current	14,690	12,409
Convertible debt	33,002	—
Deferred exploration liability	3,886	4,101
Due to related party	—	5,001
Lease liabilities, current	938	784
	61,997	33,416
Non-current liabilities:
Note payable	24,163	24,163
Convertible debt	—	30,942
Deferred income taxes	4,576	4,049
Lease liabilities, net of current portion	1,242	1,561
Other non-current liabilities	412	370
Total liabilities	92,390	94,501

Commitments and contingencies (Note 16)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 133.2 million shares issued and outstanding as of September 30, 2025 (December 31, 2024 - 700,000,000 authorized; 120.6 million issued and outstanding)	13	12
Additional paid-in capital	885,227	802,032
Accumulated deficit	(602,014)	(530,127)
Accumulated other comprehensive income	(3,098)	(3,276)
Equity attributable to common stockholders	280,128	268,641
Non-controlling interests	13,633	11,790
Total equity	293,761	280,431
Total liabilities and equity	$386,151	$374,932

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
Revenue	$545	$671		$2,348	$1,569
Cost of sales	(266)	(256)		(853)	(548)
Gross profit	279	415		1,495	1,021
Operating expenses:
Exploration expenses	14,688	30,459		44,551	111,356
General and administrative expenses	9,126	10,859		30,433	34,154
Research and development expenses	54	871		161	2,523
Selling and marketing expenses	—	55		23	244
Impairment	—	—		2,555	—
Loss from operations	23,589	41,829		76,228	147,256
Other expenses (income):
Interest expense, net	1,010	972		3,757	1,324
Foreign exchange loss (gain)	262	(133)		726	554
Share of (income) loss of equity method investees	(4,384)	4,260		2,863	8,725
Other expense, net	1,133	196		1,149	907
Loss before income taxes	21,610	47,124		84,723	158,766

Income tax recovery	—	—		—	(26)

Net loss	21,610	47,124		84,723	158,740
Less loss attributable to non-controlling interests	(4,089)	(3,888)		(12,836)	(13,210)
Net loss attributable to common stockholders or parent	17,521	43,236		71,887	145,530

Net loss	21,610	47,124		84,723	158,740
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustments	83	(133)		(432)	210
Other comprehensive loss (income)	83	(133)		(432)	210
Comprehensive loss	$21,693	$46,991		$84,291	$158,950

Comprehensive loss attributable to:
Common stockholders or parent	17,680	43,095		71,709	145,877
Non-controlling interests	4,013	3,896		12,582	13,073
	$21,693	$46,991		$84,291	$158,950
Net loss per share attributable to common stockholders
Basic and diluted	$0.13	$0.36		$0.55	$1.21
Weighted-average common shares outstanding
Basic and diluted	132,909,795	120,406,215	0	130,748,497	120,330,374

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Three months ended September 30, 2025
Balance at July 1, 2025	132,690,768	$13	$880,756	$(584,493)	$(2,939)	$17,440	$310,777
Net loss	—	—	—	(17,521)	—	(4,089)	(21,610)
Other comprehensive (loss) income	—	—	—	—	(159)	76	(83)
Settlement of deferred share units	17,532	—	—	—	—	—	—
Stock options exercised	332,752	—	876	—	—	—	876
Warrants exercised	125,000	—	875	—	—	—	875
Share-based compensation	—	—	2,680	—	—	48	2,728
Other changes in non-controlling interests	—	—	40	—	—	158	198
Balance at September 30, 2025	133,166,052	$13	$885,227	$(602,014)	$(3,098)	$13,633	$293,761

Nine months ended September 30, 2025
Balance at January 1, 2025	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	$280,431
Net loss	—	—	—	(71,887)	—	(12,836)	(84,723)
Other comprehensive income	—	—	—	—	178	254	432
Issuance of common stock; public offering, net of issuance costs	11,794,872	1	53,371	—	—	—	53,372
Issuance of warrants, public offering	—	—	12,470	—	—	—	12,470
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	17,532	—	—	—	—	—	—
Stock options exercised	441,536	—	1,147	—	—	—	1,147
Warrants exercised	150,000	—	1,050	—	—	—	1,050
Share-based compensation	—	—	8,952	—	—	124	9,076
Non-controlling interests investment in subsidiary	—	—	6,129	—	—	14,034	20,163
Other changes in non-controlling interests	—	—	76	—	—	267	343
Balance at September 30, 2025	133,166,052	$13	$885,227	$(602,014)	$(3,098)	$13,633	$293,761

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Three months ended September 30, 2024
Balance at July 1, 2024	120,388,601	$12	$795,502	$(503,798)	$(2,561)	$13,969	$303,124
Net loss	—	—	—	(43,236)	—	(3,888)	(47,124)
Other comprehensive income (loss)	—	—	—	—	141	(8)	133
Stock options exercised	54,131	—	135	—	—	—	135
Stock-based compensation	—	—	3,947	—	—	81	4,028
Other changes in non-controlling interests	—	—	(68)	—	—	23	(45)
Balance at September 30, 2024	120,442,732	$12	$799,516	$(547,034)	$(2,420)	$10,177	$260,251

Nine months ended September 30, 2024
Balance at January 1, 2024	120,025,264	$12	$777,816	$(401,504)	$(2,073)	$2,030	$376,281
Net loss	—	—	—	(145,530)	—	(13,210)	(158,740)
Other comprehensive (loss) income	—	—	—	—	(347)	137	(210)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Stock options exercised	136,318	—	829	—	—	—	829
Stock-based compensation	—	—	11,231	—	—	211	11,442
Non-controlling interests investment in subsidiary	—	—	9,387	—	—	20,992	30,379
Other changes in non-controlling interests	—	—	(794)	—	—	17	(777)
Balance at September 30, 2024	120,442,732	$12	$799,516	$(547,034)	$(2,420)	$10,177	$260,251

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Nine months ended September 30, 2025 and 2024

	2025	2024
Operating activities
Net loss	$(84,723)	$(158,740)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,170	1,829
Stock-based compensation	9,076	11,442
Non-cash exploration and research and development expense	300	2,337
Unrealized foreign exchange gain	504	551
Interest expense	4,845	5,322
Share of loss of equity method investees	2,863	8,725
Impairment	2,555	—
Other	981	978

Changes in other operating assets and liabilities:
Trade accounts receivable	779	(484)
Inventory	—	(1,421)
Operating lease liabilities	(700)	(1,005)
Accounts payable and accrued liabilities	(1,640)	(5,879)
Deferred exploration liability	(215)	5,812
Other operating assets and liabilities	(292)	(858)
Net cash used in operating activities	(63,497)	(131,391)

Investing activities
Proceeds from sale of a subsidiary	9,696	—
Purchase of mineral interests	(731)	(10,640)
Purchase of property, plant and equipment and intangible assets	(1,166)	(1,235)
Purchase of investments subject to significant influence	—	(1,127)
Cash acquired on acquisition of subsidiary	—	227
Net cash provided by (used in) investing activities	7,799	(12,775)

Financing activities
Net proceeds from public offering	65,842	—
Proceeds from related party loan	5,000	—
Repayment of related party loan	(10,505)	—
Non-controlling interests investment in subsidiary	20,163	26,380
Proceeds from exercise of stock options and warrants	2,197	829
Other	344	—
Net cash provided by financing activities	83,041	27,209

Effect of foreign exchange rate changes on cash and cash equivalents	804	(1,015)
Increase (decrease) in cash and cash equivalents and restricted cash	28,147	(117,972)
Cash, cash equivalents and restricted cash, beginning of the period	45,309	205,043
Cash, cash equivalents and restricted cash, end of the period	73,456	87,071
Restricted cash, end of the period	3,977	5,998
Cash and cash equivalents, end of the period	$69,479	$81,073

Supplemental cash flow information
Cash paid for income taxes	$29	$1,143
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock	$—	$1,047
Non-controlling interests investment in subsidiary	$—	$4,000
Settlement of related party loan	$—	$(4,000)

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
The Company holds a 50% interest in a joint venture with Saudi Arabian Mining Company Maaden (“Maaden”) to explore prospective land in Saudi Arabia.
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”) is establishing a United States-based grid scale vanadium redox flow battery manufacturing business. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at September 30, 2025 (December 31, 2024 — 90.0%). VRB also holds a 49% interest (December 31, 2024 - 49%) in VRB Energy System (Beijing) Co., Ltd. (“VRB China”) which operates in the same industry in China.
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at September 30, 2025 (December 31, 2024 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds 50% of the Alacrán copper-gold-silver deposit located in Colombia ("Alacrán Copper Project"). Ivanhoe Electric had an ownership interest in Cordoba of 60.8% as at September 30, 2025 (December 31, 2024 — 62.5%).
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2024. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The condensed interim consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.
References to “$” refer to United States dollars and “Cdn$” to Canadian dollars.
During the period, management identified an immaterial misclassification in the condensed interim consolidated statement of cash flows for the three-month and six-month periods ended March 31, 2025 and June 30, 2025. The misclassification related to proceeds of $9.7 million received from the disposal of a subsidiary which were incorrectly classified as a cash receipt from operating activities in those periods. The cash receipt has been appropriately reflected as an investing activity in the condensed interim consolidated statement of cash flows for the nine months ended September 30, 2025. The reclassification has no impact on the condensed interim consolidated balance sheets and the condensed interim consolidated statements of loss and comprehensive loss.
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

4. Cash and cash equivalents:
Of the total cash and cash equivalents at September 30, 2025 and December 31, 2024, $16.5 million and $11.2 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.

5. Accounts receivable:

	September 30, 2025	December 31, 2024
Trade accounts receivable	$81	$762
Other receivables (Note a)	11,013	20,807
	$11,094	$21,569
(a) As at December 31, 2024, VRB was owed $20.0 million from its sale of 51% of the shares in VRB China to China Energy Storage Industry Co., Ltd. (“Red Sun”). The amount is payable in two tranches. On October 28, 2024, $10.0 million was deposited to an account in China jointly controlled by Red Sun and VRB. Following receipt of several regulatory approvals required to transfer the funds outside of China, on February 11, 2025, VRB received the first tranche payment. Red Sun did not make the second payment of $10.0 million by its due date of June 30, 2025 and it remains outstanding. The Company is continuing discussions with Red Sun on the timing of the receipt of the second $10.0 million payment.

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

	Equity Method			Carried at fair value
	Maaden Joint Venture	VRB China (Note a)	Other	Sama	Total
Balance at December 31, 2024	$20,389	$40,600	$769	$3,129	$64,887
Change in fair value	—	—	—	(1,154)	(1,154)
Share of (loss) income	(9,542)	6,592	87	—	(2,863)
Foreign currency translation	—	—	27	—	27
Balance at September 30, 2025	$10,847	$47,192	$883	$1,975	$60,897
(a) VRB China:
The Company’s share of income from VRB China for the nine months ended September 30, 2025 includes:
•A $10.9 million gain from the Company’s share of the increase in net asset value of VRB China as a result of capital increases of $22.3 million from Red Sun pursuant to Red Sun’s acquisition of 51% of VRB China in October 2024, under which Red Sun is required to make capital increases directly in VRB China totalling $35.2 million; offset by:
•$4.3 million share of loss incurred by VRB China. VRB China's revenue, gross profit and net loss for the nine months ended September 30, 2025 were $0.8 million, $0.2 million and $8.9 million respectively.
7. Exploration properties:

	Santa Cruz	Tintic	Alacrán	Other	Total
Balance at December 31, 2024	$176,792	$30,703	$15,315	$3,066	$225,876
Acquisition costs	731	—	—	—	731
De-recognition	—	—	—	(300)	(300)
Impairment	—	—	—	(2,537)	(2,537)
Balance at September 30, 2025	$177,523	$30,703	$15,315	$229	$223,770
During the period ended September 30, 2025, the Company impaired non-core exploration properties in the amount of $2.5 million.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
8. Note payable:

Note payable
Balance at December 31, 2024	$36,572
Interest expense	2,281
Balance at September 30, 2025	$38,853

Current portion	14,690
Non-current portion	24,163
Balance at September 30, 2025	$38,853
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
9. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2024	$30,942
Interest expense	2,060
Balance at September 30, 2025	$33,002
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Directly attributable issuance costs of $3.1 million incurred in conjunction with the public offering were recorded as a reduction in paid in capital.
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$2,516	$3,314	$7,712	$8,991
Exploration expenses	212	714	1,364	2,451
	$2,728	$4,028	$9,076	$11,442
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
11. Revenue:
The Company recognized revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue type	2025	2024	2025	2024
Data processing services	$545	$671	$2,348	$1,569
Total	$545	$671	$2,348	$1,569

12. Exploration expense:

	Three months ended September 30,		Nine months ended September 30,
Project	2025	2024	2025	2024
Santa Cruz, USA	$4,439	$15,141	$16,368	$63,456
Alacrán, Colombia (Cordoba)	5,564	4,063	13,255	10,817
Tintic, USA	634	2,343	1,819	9,544
Hog Heaven, USA	441	2,645	1,709	8,482
Project generation and other	3,610	6,267	11,400	19,057
Total	$14,688	$30,459	$44,551	$111,356
13. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Total Expenses
Global Mining (Note a)	$415	$643	$316	$1,083	$1,534	$3,464
Ivanhoe Capital Aviation (Note b)	—	83	250	250	750	750
I-Pulse (Note c)	—	—	—	482	—	1,308
JCHX Mining Management Co., Ltd (Note e)	1,500	1,500	—	990	—	990
Total	1,915	2,226	566	2,805	2,284	6,512
Revenue and accounts receivable
Maaden Joint Venture (Note d)	330	300	430	300	1,590	963
Advances
Global Mining (Note a)	414	831	—	—	—	—
Maaden Joint Venture (Note d)	211	176	—	—	—	—
Deposit
I-Pulse (Note c)	1,573	2,593	—	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note e)	$—	$5,001	$—	$—	$—	$—

	Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	2025	2024	2025	2024
Expense classification
Exploration expenses	$—	$1,353	$355	$2,142
General and administrative expenses	566	1,108	1,929	3,436
Research and development expenses	—	344	—	934
	$566	$2,805	$2,284	$6,512
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provides administration, accounting, and other office services to the Company on a cost-recovery basis. The Company held 7.1% of Global Mining’s outstanding common shares at September 30, 2025 (December 31, 2024 — 7.1%). Effective October 31, 2025, the Company ended its service relationship with GMM and is no longer a shareholder.
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
Typhoon™ transmitter system is delivered. As at September 30, 2025, the Company has received four of the Typhoon™ transmitters that are deliverable under the agreement.
(d)CGI provides geophysical data processing services to the Maaden Joint Venture.
As at September 30, 2025, the Maaden Joint Venture owes the Company $0.2 million for costs that the Company incurred on behalf of the Maaden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX Mining Management Co., Ltd (“JCHX") held 19.2% of Cordoba’s issued and outstanding common stock as at September 30, 2025 (December 31, 2024 - 19.7%).
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
JCHX acquired its first 50% of the Alacrán Copper Project in May 2023.
The closing of the sale is subject to the Environmental Impact Assessment for the Alacrán Copper Project being approved by the Autoridad Nacional de Licencias Ambientales (the environmental regulator in Colombia), as well as customary conditions, including, without limitation, the entering into of certain ancillary agreements, conditional approval of the TSX Venture Exchange (“TSXV”), which has been received, and Cordoba shareholder approval by two thirds of those shareholders that vote at a special meeting of shareholders, which has been received.
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX, of which $5.0 million was received in December 2024 and $5.0 million in January 2025. On June 25, 2025, JCHX completed the third and final installment of $20.0 million in relation to its acquisition of the initial 50% interest in the Alacrán Copper Project. On June 26, 2025 the bridge loan was repaid in full using the proceeds from the third installment.
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
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
14. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	$1,975	$—	$—	$3,129	$—	$—
Other investments	1,103	753	—	995	750	—
Total financial assets	$3,078	$753	$—	$4,124	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
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
The data processing segment provides data analytics, geophysical modeling and artificial intelligence services for the mineral, oil & gas and water exploration industries. The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage and large scale industrial uses.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Segment information for the periods presented is as follows:

	As at and for the three months ended September 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$545	$—	$545
Intersegment revenues	—	—	11	—	11
Loss (income) from operations	4,461	18,798	(101)	431	23,589
Segment assets	179,126	140,457	2,598	63,970	386,151

	As at and for the nine months ended September 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$2,348	$—	$2,348
Intersegment revenues	—	—	21	—	21
Loss (income) from operations	16,380	58,440	(876)	2,284	76,228
Segment assets	179,126	140,457	2,598	63,970	386,151

	As at and for the three months ended September 30, 2024
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$671	$—	$671
Intersegment revenues	—	—	29	—	29
Loss (income) from operations	15,176	25,011	(203)	1,844	41,829
Segment assets	179,938	179,179	4,633	11,677	375,428

	As at and for the nine months ended September 30, 2024
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$1,569	$—	$1,569
Intersegment revenues	—	—	177	—	177
Loss (income) from operations	63,554	78,440	(327)	5,588	147,256
Segment assets	179,938	179,179	4,633	11,677	375,428

16. Commitments and contingencies:
In October 2022, the Company entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 13). As at September 30, 2025, the Company has received four of the Typhoon™ transmitters that are deliverable under the agreement.
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
17. Subsequent event:
On October 23, 2025, Ivanhoe Electric completed a public offering and issued 10.0 million shares of common stock at a price of $15.00 per share for gross proceeds of $150 million. On October 27, 2025, pursuant to the exercise in full of the underwriters option, Ivanhoe Electric issued an additional 1.5 million shares of common stock for gross proceeds of $22.5 million, increasing the total gross proceeds to $172.5 million.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from offerings of our securities or other fundraising activities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, the development of our mineral properties, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: we will require substantial additional capital in the future; most of our mineral projects are all at the exploration or development stage and are subject to the significant risks and uncertainties associated with mineral exploration and development; our Santa Cruz Copper Project is subject to significant risks associated with mine construction and commissioning, including possible delays, cost overruns, and unanticipated technical problems in addition to the need to obtain all required permits and necessary funding; the Preliminary Feasibility Study (the "PFS") for our Santa Cruz Copper Project includes estimates and assumptions to project potential economic viability and actual economic outcomes may vary greatly from those set forth in the PFS; other than at the Santa Cruz Copper Project and at the Alacrán Copper Project, we have no mineral reserves, and only have mineral resources that may never be upgraded to a higher category of resource or to a mineral reserve; we have a limited operating history on which to base an evaluation of our business and prospects; we depend on our material projects for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have claims and legal proceedings against one of our subsidiaries; our business is subject to significant risk and hazards associated with exploration activities, mine development, construction and future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties or successfully manage joint ventures; our success is dependent in part on our joint venture partners and their compliance with our agreements with them; our business is extensively regulated by the United States and foreign governments as well as local governments; we may be adversely affected by tariff and trade actions; VRB may not receive the anticipated payments from Red Sun in connection with the VRB China transaction in full or in a timely manner; our subsidiary Cordoba’s sale of its interest in the Alacrán Copper Project may not be completed; we may not be able to successfully establish a United States vanadium redox battery business because of permitting, financial or operational matters which would adversely affect our vanadium redox battery business; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; our current and future exploration and mining activities may be adversely affected by increased and excessive heating owing to climate change, including increased risk and occurrence of forest fire which may adversely affect the timing and scope of our exploration operations; and our current and future operations may be adversely impacted by public health emergencies, pandemics, epidemics or similar events.
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
Business Overview
We are a United States domiciled minerals exploration company with a focus on developing mines from mineral deposits principally located in the United States. We seek to support American supply chain independence by finding and delivering copper and other critical metals vital to advanced manufacturing, infrastructure development, technology, and national security. We use our powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our 94.3% owned subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process as we seek to discover new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals. Our mineral exploration efforts focus on copper as well as other metals including nickel, cobalt, platinum group elements, gold and silver. Through the advancement of our portfolio of critical metals exploration and development projects, headlined by the Santa Cruz Copper Project in Arizona, we intend to contribute to domestic supply by developing resources that support industrial and strategic sectors. We also operate a 50/50 joint venture with Saudi Arabian Mining Company ("Maaden") to explore for minerals on ~48,500 km2 of underexplored Arabian Shield in Saudi Arabia. Finally, in 2024, we established an exploration alliance with BHP Mineral Resources Inc. (“BHP”), a subsidiary of BHP Group Limited, to search for critical minerals in the United States.
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
Our other mineral projects in the United States include the Tintic Project, located in Utah, the Hog Heaven Copper-Silver-Gold Project, located in Montana and the Gleeson Project, located in Arizona. We also hold a portfolio of exploration projects in the western United States, including projects in Arizona, Nevada, New Mexico and Montana.
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
On June 23, 2025, we announced the completion of the Preliminary Feasibility Study (the "PFS") for the Santa Cruz Copper Project in Arizona. The PFS confirmed the economic viability of an underground copper mining operation combined with a heap leach processing facility utilizing modern technologies and designed to produce copper cathode for delivery to U.S. customers. Following completion of the PFS, we are conducting optimization studies and detailed engineering as we work towards the beginning of initial construction activities in the first quarter of 2026.
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
Cordoba Minerals Corp. ("Cordoba")
On May 8, 2025, our subsidiary, Cordoba entered into an agreement to sell Cordoba's remaining 50% interest in the Alacrán Copper Project to a consortium of investors including JCHX Mining Management Co., Ltd. ("JCHX") a 19.2% shareholder of Cordoba, for $88 million in cash on closing, $12 million in a deferred payment, and up to $28 million in a contingent payment. JCHX acquired its first 50% of the Alacrán Copper Project in May 2023.
On September 15, 2025, the Cordoba shareholders, at a special meeting, approved the proposed sale of the Cordoba's remaining 50% interest in the Alacrán Copper Project. After retaining a $5 million working capital reserve, the payment of taxes, fees, and other costs associated with negotiating and closing the transaction, and after settling all outstanding liabilities and obligations, it is estimated that approximately $65 million to $70 million in cash will be available for distribution to Cordoba shareholders, of which our share would be at least $40 million.
The transaction must be completed by December 31, 2025. Remaining conditions for closing include the approval of the Environmental Impact Assessment for the Alacrán Copper Project by the environmental regulator in Colombia (the “EIA Approval”). Following the closing of the transaction, Cordoba will continue to be a publicly listed company on the TSX Venture Exchange and will undertake a search for new business development opportunities.
Saudi Arabia Exploration Activities
On September 2, 2025, we announced that Maaden had made available an additional 1,345 square kilometers of exploration licenses to the Maaden Ivanhoe Electric Exploration and Development Limited Company ("Maaden Joint Venture") that we established with them in 2023.
To October 20, 2025, the Maaden Joint Venture has completed approximately 732 square kilometers of geophysical surveys using our advanced Typhoon™ system and drilled 16 holes totaling approximately 10,461 meters across the Al Amar Belt. Drilling at Al Amar hit narrow intervals of low- to high-grade base and precious metals mineralization associated with Typhoon™-identified anomalies at depths of up to one kilometer.
Segments
We account for our business in four business segments – (i) Santa Cruz Copper Project (ii) critical metals, (iii) data processing services and (iv) energy storage.
Significant Components of Results of Operations
Revenue, Cost of Sales and Gross Profit
We have not generated any revenue from our mineral projects because they are in the exploration or development stage.
We generate some revenue from our technology business, CGI, which is included in the data processing business segment. CGI generates revenue from the sale of data processing services to the mining and oil and gas industries. In prior years, CGI has also generated revenue from software licensing.

Exploration Expenses
Direct costs for the acquisition of mineral exploration rights, including option payments, are capitalized and recorded initially at cost as exploration properties. Exploration and evaluation costs are expensed in the period incurred until such time as it has been determined that a mineral property is commercially feasible, in which case subsequent exploration and evaluation costs incurred to develop a mineral property are capitalized. Commercial feasibility is generally established when a mineral property has proven and probable reserves, permits or rights to extract the resources and reserves have been obtained and financing to develop the property has been approved.
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
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
For the three months ended September 30, 2025 we recorded a net loss attributable to common stockholders of $17.5 million ($0.13 per share), compared to $43.2 million ($0.36 per share) for the three months ended September 30, 2024, which was a decrease of $25.7 million. Significant contributors to this decrease for the three months ended September 30, 2025 included a decrease of $15.8 million in exploration expenditures, a decrease of $1.7 million in general and administrative expenses and a decrease of $8.6 million in share of loss of equity accounted investees compared to the three months ended September 30, 2024.
Exploration expenses were $14.7 million for the three months ended September 30, 2025, a decrease of $15.8 million from $30.5 million for the three months ended September 30, 2024. Exploration expenses consisted of the following:

	Three months ended September 30,
(In thousands)	2025	2024
Exploration Expenses:
Santa Cruz, USA	$4,439	$15,141
Alacrán Project (Cordoba)	5,564	4,063
Hog Heaven, USA	441	2,645
Tintic, USA	634	2,343
Project generation and other	3,610	6,267
Total	$14,688	$30,459
During the three months ended September 30, 2025, exploration expenditures largely focused on activities at:
•the Santa Cruz Copper Project where $4.4 million of expenditure was incurred in the three months ended September 30, 2025 compared to $15.1 million incurred in the three months ended September 30, 2024. Activities during the three months ended September 30, 2025 at the Santa Cruz Copper Project were focused on conducting optimization studies and detailed engineering. The exploration expenditures incurred in the three months ended September 30, 2024 were significantly higher due to the activities being focused on infill resource drilling, geotechnical, hydrological, and metallurgical drilling to obtain data for the technical studies; and
•the Alacrán Copper Project where $5.6 million of expenditure was incurred by Cordoba for the three months ended September 30, 2025 focused on consultation associated with the EIA Approval process.
General and administrative expenses were $9.1 million for the three months ended September 30, 2025, a decrease of $1.7 million from $10.9 million for the three months ended September 30, 2024. Contributing to the decrease was a $0.9 million decrease in administration expenditures at VRB for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of 2024 including general and administration costs related to VRB China which was deconsolidated in October 2024 and therefore there is no similar amount for three months ended September 30, 2025. We also had a $0.8 million decrease in non-cash stock based compensation expenses from $3.3 million for the three months ended September 30, 2024 compared to $2.5 million for the three months ended September 30, 2025 due to $0.4 million in forfeitures being recorded as result of an executive resigning in the third quarter of 2025 and a change in the mix of long-term incentive compensation issued for our 2025 annual grants. Also contributing to this decrease was that a $0.5 million decrease at Cordoba for salaries and travel expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to less corporate activity while Cordoba waits for EIA Approval.
Share of income of equity method investees was $4.4 million for the three months ended September 30, 2025, a change of $8.6 million from the share of loss of equity method investees of $4.3 million for the three months ended September 30, 2024. The change was largely due to our $7.3 million share of the income from VRB China for the three months ended September 30, 2025. There was no comparative amount for the three months ended September 30, 2024 due to joint venture being formed in October 2024 .
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the three month periods ended September 30, 2025 and 2024. VRB did not generate revenue during these periods.

	Three months ended September 30,		Percentage Change
	2025	2024
(In thousands)
Software licensing and data processing services:
Revenue	$545	$671	(19)%
Cost of sales	(266)	(256)	4%
Gross profit	$279	$415	(33)%
CGI’s revenue for the three months ended September 30, 2025 was $0.5 million, a decrease of $0.1 million from $0.7 million for the three months ended September 30, 2024. The decrease in CGI’s revenue was a result of less data processing services being performed.
CGI’s gross profit for the three months ended September 30, 2025 was $0.3 million, a decrease of $0.1 million from $0.4 million for the three months ended September 30, 2024. The decrease in CGI's gross profit was consistent with the decrease in revenue.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025 we recorded a net loss attributable to common stockholders of $71.9 million ($0.55 per share), compared to $145.5 million ($1.21 per share) for the nine months ended September 30, 2024, which was a decrease of $73.6 million. Significant contributors to this decrease for the nine months ended September 30, 2025 included a decrease of $66.8 million in exploration expenditures, a decrease of $3.7 million in general and administrative expenses, and a decrease of $5.9 million in share of loss of equity accounted investees, offset by an increase of $2.4 million in interest expense and increase in impairment expense of a non-core exploration property of $2.5 million compared to the nine months ended September 30, 2024.

Exploration expenses were $44.6 million for the nine months ended September 30, 2025, a decrease of $66.8 million from $111.4 million for the nine months ended September 30, 2024. Exploration expenses consisted of the following:

	Nine months ended September 30,
(In thousands)	2025	2024
Exploration Expenses:
Santa Cruz, USA	$16,368	$63,456
Alacrán Project (Cordoba)	13,255	10,817
Hog Heaven, USA	1,709	8,482
Tintic, USA	1,819	9,544
Project generation and other	11,400	19,057
Total	$44,551	$111,356
During the nine months ended September 30, 2025, exploration expenditures largely focused on activities at:
•the Santa Cruz Copper Project where $16.4 million of expenditure was incurred in the nine months ended September 30, 2025 compared to $63.5 million incurred in the nine months ended September 30, 2024. Activities during the nine months ended September 30, 2025 at the Santa Cruz Copper Project were focused on the technical engineering studies required to support the PFS that was released on June 23, 2025 and conducting optimization studies and detailed engineering. The exploration expenditures incurred in the nine months ended September 30, 2024 were significantly higher due to the activities being focused on infill resource drilling, geotechnical, hydrological, and metallurgical drilling to obtain data for the technical studies; and
•the Alacrán Copper Project where $13.3 million of expenditure was incurred by Cordoba for the nine months ended September 30, 2025 focused on detailed engineering design of the Alacran mine and consultation associated with the EIA Approval process.
General and administrative expenses were $30.4 million for the nine months ended September 30, 2025, a decrease of $3.7 million from $34.2 million for the nine months ended September 30, 2024. Contributing to the decrease was a $1.8 million decrease in administration expenditures at VRB for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of 2024 including general and administration costs related to VRB China which was deconsolidated in October 2024 and therefore there is no similar amount for nine months ended September 30, 2025. We also had a $1.3 million decrease in non-cash stock based compensation expenses in 2025 due to a change in the mix of long-term incentive compensation issued for our 2025 annual grants. Also contributing to this decrease was a $0.4 million decrease at Cordoba for salaries and travel expense for nine months ended September 30, 2025 compared to nine months ended September 30, 2024 due to less corporate activity while Cordoba waits for EIA Approval. Also contributing to this decrease was that the nine months ended September 30, 2024 included $0.6 million related to corporate administration costs for Kaizen Discovery that was acquired by us in 2024 and there were no similar expenditures in 2025.
Share of loss of equity method investees was $2.9 million for the nine months ended September 30, 2025, a decrease of $5.9 million from the share of loss of equity method investees of $8.7 million for the nine months ended September 30, 2024. The change was largely due to our $6.6 million share of the income from VRB China which was formed in October 2024. There was no comparative amount for nine months ended September 30, 2024.
Net interest expense was $3.8 million for the nine months ended September 30, 2025, an increase of $2.4 million from $1.3 million for the nine months ended September 30, 2024. The increase in net interest expense was largely due to $2.9 million less interest income received as the average cash balances in the nine months ended September 30, 2025 were lower than the same period in 2024.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the nine month periods ended September 30, 2025 and 2024. VRB did not generate revenue during these periods.

	Nine months ended September 30,		Percentage Change
	2025	2024
(In thousands)
Software licensing and data processing services:
Revenue	$2,348	$1,569	50%
Cost of sales	(853)	(548)	56%
Gross profit	$1,495	$1,021	46%
CGI’s revenue for the nine months ended September 30, 2025 was $2.3 million, an increase of $0.8 million from $1.6 million for the nine months ended September 30, 2024. The increase in CGI’s revenue was a result of more data processing services being performed.
CGI’s gross profit for the nine months ended September 30, 2025 was $1.5 million, an increase of $0.5 million from $1.0 million for the nine months ended September 30, 2024. The percentage increase in CGI's gross profit was consistent with the increase in revenue.
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
Liquidity, Capital Resources and Capital Requirements
Cash Resources
We have recurring net losses and negative operating cash flows and we expect that we will continue to operate at a loss until we are able to generate revenue from our mining projects and such revenue exceeds our expenses. We cannot assure you that any of our mining projects will advance to commercial production or be profitable once in commercial production.
To date, we have funded our operations primarily through the sale of our equity securities.
At September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $69.5 million and $41.0 million, respectively, and a working capital of $25.7 million and $35.9 million, respectively. Of the total cash and cash equivalents at September 30, 2025 and December 31, 2024, $16.5 million and $11.2 million, respectively, was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
At September 30, 2025, we had outstanding 11,644,872 Warrants that were issued in our February 2025 public offering, each exercisable until February 17, 2026 to purchase one share of our common stock at a price of $7.00 per share. Our cash resources may be improved, and our need for additional financing may be delayed or reduced, if Warrants are exercised.
In October 2025, we completed a public offering where we issued 11,500,000 shares of our common stock at $15.00 per share for gross proceeds of approximately $172.5 million, after giving effect to the underwriter’s exercise in full of its option to purchase additional shares of common stock. We intend to use the net proceeds from this offering to complete the remaining payments owed from the purchase of land at our Santa Cruz Copper Project in Arizona, to fund early development activities at the Santa Cruz Copper Project, to fund exploration activities at our current projects and joint ventures, and for other working capital and general corporate purposes.
As at November 5, 2025, we believe that we have sufficient cash resources to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business; provided, however, that if we make a development decision at the Santa Cruz Copper Project within the next 12 months, our need for additional financing will be accelerated. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
On April 15, 2025, we received a Letter of Interest from the Export-Import Bank of the United States (“EXIM Bank”) outlining the potential to provide up to $825 million in debt financing with a 15-year repayment tenor for the development of the Santa Cruz Copper Project in Arizona through EXIM Bank’s Make More in America initiative.
EXIM Bank is the official export credit agency of the United States. It is a government agency that offers financial support to companies through means such as direct loans and loan guarantees, working capital guarantees, and export credit insurance. EXIM Bank’s Make More in America initiative and its China and Transformational Exports Program are designed to boost the United States’ competitiveness, strengthen supply chains, and reduce strategic vulnerabilities.
Following the receipt of the Letter of Interest from EXIM Bank, we are currently advancing through the formal application process. EXIM Bank will need to conduct all requisite due diligence necessary to determine if a final lending commitment would be made. Any final lending commitment will be dependent on meeting EXIM Bank’s underwriting criteria, authorization process, and finalization and satisfaction of terms and conditions. All final lending commitments must be in compliance with EXIM Bank policies as well as program, legal and eligibility requirements. We are assessing EXIM Bank’s interest together with other financing alternatives available to it for the development of the Santa Cruz Copper Project. The construction of the Santa Cruz Copper Project following a development decision will require additional capital beyond the amount that EXIM Bank may make available.
We may seek additional financing at any time through debt, equity, project specific debt, and/or other means, including asset sales. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.
Consolidated Cash Balances as of September 30, 2025
The table below discloses the amounts of cash disaggregated by currency denomination as of September 30, 2025 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian Dollars	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$56,218	$700	$—	$—	$56,918
Colombia	8,126	—	409	—	8,535
Canada	1,524	909	—	—	2,433
Other	1,388	119	—	86	1,593
Total	$67,257	$1,727	$409	$86	$69,479
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
Convertible Bond — VRB.
In 2021, VRB issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB upon an equity financing or sale event, at a price per share equal to the lower of (A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs, VRB must repay the outstanding principal and interest on maturity in July 2026. At September 30, 2025, the balance of principal and interest on the bond was $33.0 million and it is classified as a current liability on the balance sheet.

Bridge Loan — Cordoba.
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX, of which $5.0 million was received in December 2024 and $5.0 million in January 2025. The loan bears simple interest at 10% per annum for the first six months of the agreement, and 12% per annum thereafter. The loan was repaid in June 2025.
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities [1]	$(63,497)	$(131,391)
Investing activities [1]	7,799	(12,775)
Financing activities	83,041	27,209
Effect of foreign exchange on cash	804	(1,015)
Total change in cash	$28,147	$(117,972)
1.During the period, management identified an immaterial reclassification to the Condensed Interim Consolidated Statements of Cash Flows for the three-month and six-month periods ended March 31, 2025 and June 30, 2025. The misclassification related to proceeds of $9.7 million received from the disposal of a subsidiary which were incorrectly classified as a cash receipt from operating activities in those periods. The cash receipt has been appropriately reflected as an investing activity in the Condensed Interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2025. See Note 1 of the Condensed Interim Consolidated Financial Statements for more details.
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities during the nine months ended September 30, 2025 of $63.5 million primarily was the result of $43.2 million of cash exploration expenditures and $22.7 million of cash general and administrative costs offset by a $2.1 million change in operating assets and liabilities.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash received from investing activities for the nine months ended September 30, 2025 of $7.8 million was mainly attributable to $9.7 million of proceeds received from the sale of a subsidiary, which is a result of VRB receiving in February 2025 the first tranche of the $20.0 million receivable that it recorded upon selling 51% of VRB China in October 2024. This receipt was offset by $1.2 million related to the purchases of property, plant and equipment and $0.7 million of payments for mineral interests.
Financing activities.
The net cash provided by financing activities during the nine months ended September 30, 2025 of $83.0 million was primarily a result of the public offering we completed in February 2025 where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for net proceeds of approximately $65.8 million. Each Unit consisted of (i) one share of our common stock and (ii) one accompanying warrant.

Also during the nine months ended September 30, 2025, our subsidiary, Cordoba received a $5.0 million bridge loan from JCHX which was in addition to $5.0 million which was previously received in December 2024. On June 25, 2025, JCHX paid Cordoba $20.0 million which was the third installment under the strategic arrangement signed in 2023 whereby JCHX acquired its 50% ownership of the Alacrán Copper Project. On June 26, 2025, Cordoba repaid the $10.0 million bridge loan using the proceeds from the third installment.
We also received $2.2 million from the exercise of stock options and warrants during the nine months ended September 30, 2025.
Contractual Obligations
As of September 30, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2024. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of September 30, 2025, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 13 of our consolidated financial statements for the three and nine months ended September 30, 2025.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We have both fixed-rate and variable-rate debt.

Fixed-rate debt. Our fixed rate debt at September 30, 2025 consists of a convertible bond that has a fixed interest rate of 8.0% per annum. The convertible bond is accounted for at amortized cost. Any changes in the market interest rates associated with these financial instruments would not impact our net loss, comprehensive loss or future cash flows.

Variable-rate debt. Our variable-rate debt at September 30, 2025 consists of a secured promissory note issued in connection with the acquisition of land at our Santa Cruz Copper Project. The promissory note has an annual interest rate of U.S. prime plus 1%. As at September 30, 2025, three installments of $12.1 million plus accrued interest remain and are due in November 2025, 2026 and 2027.

We performed a sensitivity analysis to estimate the impact to interest expense, arising from a 100 basis points adverse movement to the prime rate for the three months ended September 30, 2025 and nine months ended September 30, 2025. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement would result in an approximate $0.1 million increase to interest expense and a $0.1 million increase to the Company’s net loss for the three months ended September 30, 2025 and in an approximate $0.3 million increase to interest expense and a $0.3 million increase to the Company’s net loss for the nine months ended September 30, 2025.

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

The carrying amounts of our Colombian Pesos and Canadian dollar denominated monetary assets and liabilities at September 30, 2025 are as follows:

	September 30, 2025
	Colombian Peso Balance (in 000’s USD Equivalent)	Canadian Dollar Balance (in 000’s USD Equivalent)
Cash	$409	$3,599
Other receivables	21	195
Due from related parties	11	—
Accounts payable and accrued liabilities	(1,702)	(491)
Due from related parties	(27)	—
Other liabilities	(1,202)	—
	$(2,491)	$3,302

Nine Months Ended September 30, 2025
Opening exchange rate (1 U.S. dollar to Colombian Pesos)	4,403
Closing exchange rate (1 U.S. dollar to Colombian Pesos)	3,904
Appreciation/(devaluation) of Colombian Peso	11.0%

Opening exchange rate (1 U.S. dollar to Canadian dollars)	1.4388
Closing exchange rate (1 U.S. dollar to Canadian dollars)	1.3922
Appreciation/(devaluation) of Canadian dollar	3.0%

As at September 30, 2025, a 10% depreciation or appreciation of these foreign currencies against the U.S. dollar would have resulted in an approximate $0.1 million decrease or increase in the Company’s net loss for the nine months ended September 30, 2025.

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
As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There is no assurance that Red Sun will satisfy its payment obligations to us in full or in a timely manner.
Pursuant to the 2024 Red Sun transaction, we, through VRB Energy, are entitled to receive $20 million in cash from Red Sun payable in two equal tranches, which we plan to use for the growth and advancement of VRB USA. The first payment of $10 million was received in February 2025. Red Sun did not make the second payment of $10 million by its contractual due date of June 30, 2025. As of November 5, 2025, Red Sun has not made this payment. There can be no assurance that Red Sun will satisfy its remaining payment obligations to us in full or in a timely manner. Any delay, reduction or failure to make this payment would have an adverse impact on our plans for VRB USA.
There is no guarantee that the proposed sale of Cordoba’s remaining interest in the Alacrán Copper Project will be successfully completed.

Cordoba, our publicly listed and majority owned subsidiary, has entered into an agreement to sell Cordoba’s remaining 50% interest in the Alacrán Copper Project, related exploration properties, and certain intercompany receivables, for consideration of up to $128 million, consisting of $88 million in cash at closing, $12 million in deferred payment, and up to

$28 million in contingent payments based on daily London Metal Exchange spot copper price during the first twelve months of commercial production.
The sale is conditioned upon Cordoba receiving the EIA Approval. There can be no assurance that the EIA Approval will be received and no assurance that all other remaining closing conditions will be satisfied or that the transaction will close on the anticipated timeline, or at all. Failure to complete this transaction would adversely affect Cordoba’s financial condition and our investment in Cordoba. Additionally, even if the transaction closes, there is no guarantee that the deferred payment or any contingent payments will be received.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2025
There were no unregistered sales of equity securities during the three months ended September 30, 2025.
Item 5. Other Information.
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Underwriting Agreement dated as of October 22, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2025	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)