Form 10-K
period 2025-12-31
Ivanhoe Electric Inc.
filed 2026-02-23
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NYSE American as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.0 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2026 was 157,422,644.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2025 in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 11-14 of this Form 10-K.

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

“Breccia” is rock composed of broken fragments of minerals or rocks cemented together by a finer grained matrix.

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

“Induced Polarization Geophysical Survey” means a method of ground geophysical surveying employing an electrical current to determine indications of mineralization.

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

“km” means kilometer.

“km2” means square kilometers.

“kt” means kilotonnes.

“kW” means kilowatts.

“m” means meter.

“m2” means square meters.

“Ma” means mega-annum or million years.
“Measured Mineral Resources” or “Measured Resources” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit.

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

“Preliminary Feasibility Study”, “Pre-Feasibility Study” or “PFS” means a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a Qualified Person has determined (in the case of underground mining) a preferred mining method, or (in the case of surface mining) a pit configuration, and in all cases has determined an effective method of mineral processing and an effective plan to sell the product. A Pre-Feasibility Study includes a financial analysis based on reasonable assumptions, based on appropriate testing, about the Modifying Factors and the evaluation of any other relevant factors that are sufficient for a Qualified Person to determine if all or part of the Indicated and Measured Mineral Resources may be converted to Mineral Reserves at the time of reporting. The financial analysis must have the level of detail necessary to demonstrate, at the time of reporting, that extraction is economically viable. A Pre-Feasibility Study is less comprehensive and results in a lower confidence level than a Feasibility Study. A Pre-Feasibility Study is more comprehensive and results in a higher confidence level than an Initial Assessment.

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

Summary of Risk Factors

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations, including the principal risks summarized below:

•Changes in the prices of copper or other metals Ivanhoe Electric Inc. (“Ivanhoe”, “Ivanhoe Electric” or the “Company”) is exploring for.
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
•We have incurred indebtedness and may incur further indebtedness from time to time, which may be secured, including the Deed of Trust in connection with the credit facility we entered into with a banking syndicate comprised of National Bank of Canada, Societe Generale and Bank of Montreal.
•The significant risk and hazards associated with developing and operating any future mining operations, extensive regulation by the U.S. government as well as state and local governments.
•The need to obtain and maintain a variety of permits for mineral exploration and future mining operations.
•Changes in laws, rules or regulations, or their enforcement by applicable authorities.
•The failure of parties to contract with Ivanhoe Electric to perform as agreed.
•The impact of political, economic and other uncertainties associated with operating in foreign countries.
•The impact of health epidemics and other public health threats on the global economy.
In addition to the above summary of principal risks, you should carefully consider the more comprehensive list of risks discussed in this Annual Report under the section titled “Risk Factors.”

Part I
Item 1. Business
Overview
We are a technology-driven United States minerals exploration and development company with a focus on copper and other critical metals vital to electric transmission and generation, manufacturing, infrastructure development, technology, and national security. Our wholly owned assets are located in the United States. We operate exploration joint ventures and alliances in Saudi Arabia, Chile and the United States. We use our powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process in the search for new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals.

We are committed to the establishment of strong relationships with our local communities and the responsible development of our projects by incorporating best practices for health, safety and environmental standards, water management, protection of local cultural heritage and biodiversity, and minimizing our environmental footprint. We prioritize hiring from local communities.
Our United States Mineral Projects
As of the date of this annual report, we consider our sole material mineral project to be the Santa Cruz Copper Project in Arizona. The Santa Cruz Copper Project is a development project situated in a prolific mining region that hosts some of the largest copper mines in the United States. The Santa Cruz Copper Project encompasses approximately 26.0 square kilometers (~6,425 acres) on private land and includes associated water rights. The Santa Cruz Copper Project location provides excellent infrastructure, including access to rail, interstate highways, and electric transmission lines. On June 23, 2025, we announced the completion of the Preliminary Feasibility Study (the “PFS”) for the Santa Cruz Copper Project. The PFS confirmed the economic viability of an underground copper mining operation combined with a heap leach processing facility utilizing modern technologies and designed to produce copper cathode. The PFS projects that the Santa Cruz Copper Project may produce 1.4 million tonnes of copper cathode over a 23-year mine life. With a base case copper price of $4.25/lb, the Santa Cruz Copper Project has an estimated after-tax net present value of $1.4 billion at an 8% discount rate and an estimated internal rate of return of 20%. The initial project capital estimated in the PFS is $1.24 billion.
Following completion of the PFS for the Santa Cruz Copper Project, we are advancing detailed engineering, operational readiness, and permitting for a copper mining operation incorporating leading technologies to improve efficiencies and costs.
Our other mineral projects in the United States include the Tintic Project located in Utah (the “Tintic Project”), the Hog Heaven Copper-Silver-Gold Project located in Montana (the “Hog Heaven Project”), and the Gleeson Copper-Gold Project in Arizona (“the “Gleeson Project”).
The Tintic Project is an exploration project located 95 kilometers (“km”) south of Salt Lake City in a historically significant silver producing district that also produced significant amounts of copper and gold. We own a majority of the surface land and mineral rights constituting the Tintic Project and we have lease and option agreements in place to own the remaining surface land and mineral rights at the Tintic Project.
The Hog Heaven Project is located on private land approximately 80 km south-southwest of the town of Kalispell, Montana. It is in the historical Flathead Mining District, which consists of several high-sulfidation epithermal mineral deposits and prospects, as well as several historical mines, including the Flathead Mine.
The Gleeson Project is an exploration project located 75 km south-east of Tucson, Arizona in a historic mining district of the same name. We have staked mining claims on federal mineral rights, acquired several Arizona State Mineral Exploration Permits, and signed several option agreements with private landowners.
We also hold a portfolio of other exploration projects in the western United States. These include the BHP Alliance in Arizona, New Mexico, Utah, and Nevada (the “BHP Alliance”), the Bristol Project located in Nevada (the “Bristol Project”), and the Lomitas Negras, Globe-Miami and Perseverance Projects in Arizona (the “Lomitas Negras Project”, “Globe-Miami Projects” and “Perseverance Project”, respectively). The Globe-Miami Project includes the “Sleeping Beauty Project”, “Dragon’s Tail Project” and “Copper King Project”.

Map: United States Mineral Projects

HOG HEAVEN MT
Cu-Au-Ag
BRISTOL NV
Cu-Mo
PERSEVERANCE AZ
Cu-Au-Ag
SANTA CRUZ AZ
Cu
TINTIC UT
Cu-Au-Ag
BHP ALLIANCE AZ NM UT
Cu
GLOBE-MIAMI*AZ
Cu-Au-Mo
LOMITAS NEGRAS AZ
Cu-Mo
GLEESON AZ
Cu-Au
Ivanhoe Electric Project
Cordoba Project

*GLOBE-MIAMI includes: Sleeping Beauty, Dragon's Tail, Copper King

Exploration Alliance with BHP Mineral Resources
In 2024, we established an exploration alliance (“Exploration Alliance”) with a subsidiary of BHP Group Limited (“BHP”) to search for critical minerals in the United States. The Exploration Alliance Agreement sets out the framework for us (acting through a wholly owned subsidiary) and BHP to explore mutually agreed “Areas of Interest” (“AOIs”) in the United States to identify projects within those AOIs that may become 50/50 owned joint ventures. The initial AOIs are in Arizona, New Mexico, and Utah. The Exploration Alliance is for a term of three years, which may be extended. BHP (through a wholly owned subsidiary) agreed to provide initial funding of $15 million, and any subsequent funding would be on a 50/50 basis. We have provided the Exploration Alliance with access to one of our new generation Typhoon™ units, as well as the machine learning algorithmic software and data inversion services of CGI. In April 2025, the Exploration Alliance completed its first survey using a Typhoon™ geophysical survey system at an AOI in Arizona. The first drilling commenced in this area of interest in October 2025.

Maaden Ivanhoe Electric Exploration and Development Limited Company
In 2023, we established an exploration joint venture (the “Joint Venture”) with the Saudi Arabian Mining Company (“Maaden”). The Joint Venture is owned 50/50 by Ivanhoe and Maaden and has an initial term of five years, which may be extended up to 10 years upon mutual agreement of the parties. The Joint Venture operates through a limited liability company established under Saudi Arabian law named Maaden Ivanhoe Electric Exploration and Development Limited Company (“Saudi JVCo”). Maaden has currently made available approximately 50,000 km2 of land under an exploration license (or license application) within Saudi Arabia for exploration by the Joint Venture, a portion of which is expected to be reduced in 2026 following completion of exploration activities. We initially contributed $66.4 million of the proceeds from the sale of our common shares to Maaden to initially fund Saudi JVCo and the Joint Venture, and we provided Saudi JVCo with a royalty-free license to use Typhoon™ within Saudi Arabia for mineral exploration. The license will remain exclusive to the Joint Venture in Saudi Arabia and effective during the term of the Joint Venture. Saudi JVCo purchased three new generation Typhoon™ units from the Company’s former parent, I-Pulse, all of which have been delivered to the Joint Venture and are active in Saudi Arabia. The Joint Venture also entered into a services agreement with Computational Geosciences Inc. (“CGI”), our 94.3% owned subsidiary, pursuant to which CGI is responsible for the supply of the services for the analysis of data and processing of the full spectrum of geophysical datasets produced by the Typhoon™ geophysical survey systems. The Joint Venture commenced exploration activities in November 2023 and announced its first mineral discovery at Al Amar in January 2025. The Joint Venture is currently conducting drilling activities in the Wadi Bidah area with drilling at other exploration areas planned for later in 2026.

Exploration Collaboration with Sociedad Química y Minera de Chile
On January 27, 2026, we entered into an exploration collaboration (the “Collaboration”) with Sociedad Química y Minera de Chile (“SQM”) to explore for copper in northern Chile. SQM is one of Chile’s largest and oldest mining companies and with one of the largest portfolios of mining concessions in the country. The Collaboration establishes the framework for us and SQM to explore certain of SQM’s mining concessions, comprising a total of 2,002 km2 in northern Chile in areas of Caliche cover in the Atacama Desert. Caliche is a surface deposit of sediments cemented by salts, making it highly electrically resistive and impeding the penetration of low-power geophysical transmitters and their ability to detect underlying sulfide mineralization. Our Typhoon™ geophysical survey system generates a powerful, clean electrical charge that can penetrate the highly resistive Caliche cover to detect potential copper deposits beneath. The Collaboration will be funded by SQM with an initial commitment of $9 million. We are not required to provide any funding prior to the formation of a 50/50 joint venture. Upon identifying a qualifying copper deposit, we will have the option to acquire a 50% interest in the deposit and form a 50/50 joint venture with SQM by paying a price equal to twice SQM’s exploration expenditures to date. The exercise price will be paid to a new joint venture company and used for further exploration and other related activities. Upon the formation of a joint venture, SQM will contribute the relevant mining concessions and associated exploration data. Thereafter, the joint venture will be funded pro rata by us and SQM. A “qualifying copper deposit” is any deposit with the potential for at least one million tonnes of contained copper or copper equivalent, as determined by an independent geologist. The Collaboration has an initial term of three years.
Other International Mineral Projects
Our other mineral projects outside of the United States are the Alacrán Project in Colombia (the “Alacrán Copper Project”) (owned through our approximate 60.8% interest in publicly traded company Cordoba Minerals Corp. (“Cordoba”)), the Ivory Coast Project (owned through our interest in publicly traded company Sama Resources Inc. and our 60.0% interest in a joint venture entity) in Ivory Coast, and the Pinaya Project in Peru. On May 8, 2025, Cordoba announced that it had entered into an agreement for the sale of the remaining 50% of the Alacrán Copper Project to a consortium of investors including JCHX Mining Management Co., Ltd. (“JCHX”), a 19.2% shareholder of Cordoba, for up to $128 million consisting of $88 million in cash on closing, $12 million in a deferred payment, and up to $28 million in a contingent payment. Cordoba shareholders approved the transaction at a meeting of shareholders held on September 15, 2025. On February 10, 2026, the agreement was amended to, among other things, provide for the full $128 million purchase price to be paid at closing and remove any post-closing payments, waive the closing condition of an Environmental Impact Assessment, add a new closing condition of JCHX shareholder approval, and extend the outside date to March 10, 2026. Cordoba has also agreed to use commercially reasonable efforts to distribute to its shareholders the net proceeds after satisfying all liabilities and obligations, subject to required approvals, such that $10 million will remain in Cordoba.

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
The Typhoon™ technology allows us to cost effectively and efficiently generate geophysical models of large-scale mineral deposits to depths of up to one and a half kilometers or more. CGI software technology consists of sophisticated codes to process geophysical data and build three-dimensional (“3D”) subsurface models that could indicate the presence of various sulfide metals and minerals. Typhoon™ is capable of energizing large volumes of rock to complete larger surveys through a combination of high voltage up to 10 kV, high power up to 100 kW and high current up to 200 amps. Typhoon™ can and has been used successfully to accelerate and de-risk the exploration process, enabling a higher frequency of mineral discovery and lowering total exploration costs. Typhoon™ has proven to be an important exploration tool during its deployment at our exploration projects.

Map: Current and historical deployment of Typhoon™

VRB Energy
We also have interests in grid scale energy storage technology utilizing vanadium redox flow batteries. We own a 90.0% interest in VRB Energy Inc. (“VRB Energy”), which itself owns 100% of VRB Energy USA Inc. (“VRB USA”), an Arizona-based developer of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB Energy also has a 49% interest in VRB Energy System (Beijing) Co., Ltd, a joint venture in China (“VRB China Joint Venture”) with a subsidiary of privately held Shanxi Red Sun Co., Ltd. (“Red Sun”), which owns 51% of the VRB China Joint Venture. The VRB China Joint Venture manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.

Mineral Projects
Our portfolio of highly prospective mineral projects is predominantly focused on copper and other metals vital to advanced manufacturing, infrastructure development, technology, and national security.
The Santa Cruz, Tintic and Hog Heaven Projects are situated in the high-quality copper producing jurisdictions of Arizona, Utah and Montana, respectively. According to the Fraser Institute’s Annual Survey of Mining Companies, Arizona, Utah and Montana rank as some of the most attractive copper mining investment jurisdictions compared to other major copper mining jurisdictions around the world.

___________
Source: Fraser Institute 2024 Investment Attractiveness
Quality Assurance/Quality Control Throughout all of our properties, internal controls, including quality assurance and quality control (“QA/QC”) measures, are in place to ensure the reliability and trustworthiness of our exploration data and mineral resource and reserve estimates. Because mineral resource and reserve estimates depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, there is a degree of uncertainty attributable to those estimates. These measures include written standard operating procedures and independent verifications of aspects such as drilling, surveying, sampling, assaying, data management, and database integrity. Appropriate documentation of QC measures and regular analysis of QC data is essential as a safeguard for project data and form the basis for the QA program implemented during exploration.
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

United States
Santa Cruz Copper Project, Arizona, USA (the “Santa Cruz Project”)

References to the “Santa Cruz Copper Project Preliminary Feasibility Study” or “PFS” is to the “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona”, dated June 23, 2025 and current as of December 31, 2025. The PFS was prepared in accordance with the Securities and Exchange Commission S-K regulations (Title 17, Part 229, Items 601 and 1300 through 1305) by the following third-party qualified persons: Fluor Canada Ltd., BBA USA Inc. (“BBA”), Burns & McDonnell Engineering Company, Inc., Geosyntec Consultants, Inc., Haley & Aldrich, Inc., INTERA Incorporated, KCB Consultants Ltd., Life Cycle Geo, LLC, Met Engineering, LLC, Paterson & Cooke USA, Ltd., Stantec Consulting Services Inc., and Tetra Tech, Inc. None of the qualified persons is affiliated with the Company or any other entity that has an ownership, royalty, or other interest in the Santa Cruz Copper Project. The PFS and Technical Report Summary on the Santa Cruz Copper Project is included as Exhibit 96.1 hereto. Scientific and technical information in this section is based upon, or in some cases extracted from, the PFS.
Location, Infrastructure, and Access. Our development stage Santa Cruz Copper Project is located in Pinal County, Arizona, 11 km to the west of Casa Grande and approximately a one-hour drive, on paved roads, south of Phoenix. The Santa Cruz Copper Project and exploration areas encompass approximately 75.66 km2 of land. Santa Cruz was discovered in the 1970s but was undeveloped due to market conditions as well as fragmented title and ownership. The Santa Cruz Copper Project centroid is approximately -111.88212, 32.89319 (WGS84) in Township 6 S, Range 4E, Section 13, Quarter C.

Map: Location of the Santa Cruz Copper Project within the state of Arizona.

Title. The Santa Cruz Copper Project is 100% owned by Ivanhoe Electric through its wholly-owned subsidiary, Mesa Cobre Holding Corporation (“Mesa Cobre”).
In 2021, Ivanhoe Electric acquired 238 unpatented mining lode claims from Central Arizona Resources, LLC (“CAR”). In addition, Ivanhoe Electric acquired fee simple mineral title for two further land parcels: “CG100” and “Skull Valley”. In 2022, Ivanhoe Electric acquired the 0.08 km2 (20-acre) “Skull Valley” property from Skull Valley Capital, LLC in the southeastern area of the project and the 0.41 km2 (100.33-acre) “CG100” from CG 100 Land Partners LLC in the northeastern area of the project.
In 2023, Ivanhoe Electric acquired 16 Arizona State Land Department mineral exploration permits covering 27.95 km2 (~6,900 acres) of state mineral land. In 2024, Ivanhoe Electric exercised the agreement with D.R. Horton Phoenix East Construction, Inc. (DRH), granting Ivanhoe Electric, through Mesa Cobre, 100% of the mineral title for 26.0 km2 (~6,425 acres) of fee simple mineral estate, 39 federal unpatented mining lode claims (bringing the total claims controlled by Ivanhoe Electric to 277).

The total project area comprises fee simple land along with unpatented mining lode claims and Arizona State Land Department Mineral Exploration Permits. Annual renewal fees for the unpatented mining lode claims and mineral exploration permits have been made as required. The estimated annual cost of future payments to retain the unpatented mining claims is $55,400. The area of proposed mine activity lies on fee simple land. Mineral control is summarized in the table and figures below.

Land Designation	Area (km2)
Fee Simple Mineral Ownership	25.98
Unpatented Mining Lode Claims (277 claims)	25.92
Arizona State Land Department Mineral Exploration Permits (16 permits)	30.47
Map: Ivanhoe Electric Mineral Rights of the Santa Cruz Copper Project.

In 2022, Ivanhoe Electric acquired the surface rights to two land parcels: the 0.08 km2 (20-acre) Skull Valley property from Skull Valley Capital, LLC in the southeastern area of the project and a 0.41 km2 (100.33-acre) land parcel “CG100” from CG 100 Land Partners LLC in the northeastern area of project. In August 2024, Ivanhoe Electric acquired the surface title to three 0.04 km2 (10-acre) parcels located in various areas of the project along with the mineral rights from DRH. The majority of the surface rights for the Santa Cruz Copper Project were acquired in 2023. Surface rights are shown in the Figure below. Ivanhoe Electric acquired grandfathered irrigation rights and grandfathered Type 1 non-irrigation water rights in association with the private land purchased in 2023 and holds all necessary water rights for the life-of-mine plan envisaged in the PFS.

Map: Ivanhoe Electric Surface Rights of the Santa Cruz Copper Project.

There are nine royalty owners for the Santa Cruz, East Ridge, and Texaco deposits, as summarized in the table below. Each royalty has its own distinct property description as shown in the map below.

Table: Royalty Descriptions.

Royalty Owner	Royalty Description
Royalty Owner A	10% of 1/800th of the fair market value for refined copper, which amount is set by the value listed in the successor index to Metals Week as of the date the solution extraction / electrowinning (SX/EW) process is completed
Royalty Owner B	60% of 1/800th of the fair market value for refined copper, which amount is set by the value listed in the successor index to Metals Week as of the date the SX/EW process is completed
Royalty Owner C	2% net smelter return
Royalty Owner D	0.15% net smelter return
Royalty Owner E	½ of 1% net smelter return or ½ of 1% of 60% net smelter return if product is disposed of other than to a commercial smelter
Royalty Owner F	10% net smelter return (capped at $7 million)
Royalty Owner G	5% net smelter return
Royalty Owner H	1% net smelter return
Royalty Owner I	$0.015/lbs of copper of additional mineable reserve copper over 2 billion pounds (Blbs) as determined by the “Definitive Feasibility Study” or by production beyond the amount estimated in the “Definitive Feasibility Study”; the royalty owner has the option to require payment in Ivanhoe Electric common stock at a 10% discount to the five-day volume weighted average price
Map: Extent of Royalties

IE Mineral Control
Net Smelter Royalty*
Royalty - A, B, C, D, F, G
Royalty - A, B, D, F, G
Royalty - A, B, C, D, G
Royalty - G, H
Royalty - E, G
Royalty - A, B, D, G
Royalty - G
Royalty - I
* See Table 3-2 for additional details.
0
1 Km
0
1 Mile
N

History. Copper mineralization, first discovered in the region in the 1960s by geologists from the American Smelting and Refining Company (“ASARCO”), led to extensive drill programs across the project area.
ASARCO conducted exploration efforts across the Casa Grande Valley and in 1964 the first hole was drilled on what is now the Santa Cruz Project. By May 1965, seventeen drill holes were completed without similar success, and ASARCO reduced its land position. Subsequent reviews in 1970-1971 deemed the Santa Cruz Project worth renewed exploration activity. Following the initiation of the Santa Cruz Joint Venture (“SCJV”) between ASARCO Santa Cruz, Inc. and Freeport McMoRan Copper & Gold Inc. in 1974, additional ground was acquired around the Santa Cruz North deposit. By this time, various joint ventures, as noted below, had staked considerable ground over and around what would eventually be the Casa Grande West (now Santa Cruz) deposit.
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
Ivanhoe Electric gained access to the land in August 2021 to start drill programs, completed a mineral resource estimate in 2022, an updated mineral resource estimate in early 2023, an initial assessment in September 2023, and a PFS in June 2025.
Property Condition and Stage of Development. The Santa Cruz Copper Project is a development stage project. No mining activity has taken place on the land constituting the Santa Cruz Copper Project. There is no mine in production at the Santa Cruz Copper Project. There is currently no significant equipment, infrastructure or facilities at the Santa Cruz Copper Project, and no mine development or operating equipment at the project site.
Existing and past land uses in the Santa Cruz Copper Project area and immediately surrounding areas include agriculture, residential home development, light industrial facilities, and mineral exploration and development. Some dispersed recreation occurs in the area. The climate is dry, and most of the Santa Cruz Copper Project area is flat, sandy, and sparsely vegetated. Portions of the Santa Cruz Copper Project area are in the 100-year flood plain. Within the Santa Cruz Copper Project area, approximately 85 acres of land located 1.2 km north of the intersection of N. Spike Road and W. Clayton Road was used during an in situ leaching project in 1991.
We have a large private land package covering the Santa Cruz Copper Project area and area of known mineralization. The ability to operate on private land has the potential to reduce lengthy permitting timelines that result from federal permitting processes. The primary permits required to authorize the construction and operation of the Santa Cruz Copper Project are detailed below.
Permitting and encumbrances. The primary permits for the project will require state, county, and local authorizations. Several permits have been issued for exploration and construction activities, and additional permits have been submitted for construction activities. The remaining permit applications for construction and operations will be prepared and submitted as sufficient design and engineering information become available. Major federal, state and local permits/plans required for the project are listed in the table below.

Table: Permits Required for the Santa Cruz Copper Project.

Jurisdiction	Agency	Permit/Plan Needed & Description	Comment
Federal	US Environmental Protection Agency	Resource Conservation and Recovery Act – Hazardous Waste Management	Waste accumulation threshold will determine when hazardous waste ID number (permit) is required.
Federal	US Fish and Wildlife Service	Migratory Bird Treaty Act	Ongoing monitoring and implementation of beneficial practices throughout life of project.
State	Arizona Department of Environmental Quality	Class V Underground Injection Control Permit for paste backfill	Permit by rule or individual permit depending on materials characterization and pre-application discussion with agency.
State	Arizona Department of Environmental Quality	Areawide Aquifer Protection Permit	Facility-specific permit for heap leach, spent ore, temporary development rock, and ponds.
State	Arizona Department of Environmental Quality	Recycled Water Discharge Permit for redistribution of excess treated water to priority users	For distribution of treated water for third party uses (e.g., irrigated crops).
State	Arizona Department of Water Resources	45-513 – Groundwater Withdrawal Permit	Required to withdraw groundwater for dewatering purposes in an Active Management Area for extraction and processing of minerals.
State	Arizona State Mine Inspector	Mined Land Reclamation Plan	Closure plans developed as part of Preliminary Feasibility Study.
State	Arizona Department of Transportation	Encroachment Permit for access off Hwy 84	Traffic impact analysis completed. Engineered improvement designs shall be approved by ADOT prior to issuance of the Encroachment Permit.
County	Pinal County Air Quality Control District	Class II Air Quality Permit – determined by quantity of emissions from stationary sources and process emissions	Required for any industrial operation that has the potential to emit 5.5 pounds per day or 1 ton per year of any regulated air pollutant is required to obtain a permit from Pinal County Air Quality. Submitted March 2025 for construction activities and under agency review.
County	Pinal County Air Quality Control District	Pinal County Dust Control Permit – West Pinal Non-Attainment	Existing permit will be amended annually.
City	City of Casa Grande	Special Flood Hazard Area Development Permit for proposed development within a floodplain	Likely not required as facilities have been designed to avoid development within Special Flood Hazard Areas.
City	City of Casa Grande	General Plan Amendment – major amendment to city plan	Required to include mining operations and infrastructure within city limits. Obtained June 17, 2024.
City	City of Casa Grande	Planned Area Development Amendment (PAD) –	Required to accommodate industrial use/mining operations in a Planned Area Development zone. Obtained February 3, 2025.
City	City of Casa Grande	Major Site Plan	Required to accommodate industrial use/mining operations in the approved Planned Area of Development. Obtained January 7, 2026
City	City of Casa Grande	Development Plan	Required to accommodate drainage and grading for proposed project facilities approved in the Major Site Plan.

Geological Setting, Mineralization and Deposit Types. The Santa Cruz Copper Project is situated within the Southwestern Porphyry Copper Belt, which is home to numerous productive copper deposits. Notable examples in Arizona include Mineral Park, Bagdad, Resolution, Miami-Globe, San Manuel-Kalamazoo, Ray, Morenci, Sierrita, Twin Buttes, and the historically significant Sacaton Mine. These deposits are part of the larger physiographical area known as the Basin and Range Province, which covers much of the southwestern United States.
The porphyry copper deposits in the Southwestern Porphyry Copper Belt are the result of igneous activity during the Laramide Orogeny, which occurred between 50 and 80 million years ago. This geological event was driven by the subduction of the Farallon Tectonic Plate beneath the North American Tectonic Plate, resulting in the formation of a magmatic arc and the development of associated porphyry copper systems.
The Project comprises four separate areas along a southwest-northeast corridor. These areas from southwest to northeast are known as the Southwest exploration area, the Santa Cruz deposit, the East Ridge deposit, and the Texaco deposit, all of which represent portions of one or more large porphyry copper systems separated by extensional Basin and Range normal faults. Each area has experienced variable periods of erosion, supergene enrichment, fault displacement, and tilting into their present positions.
Mineralization in the project area is divided into the following:
•Supergene copper oxide mineralization mainly consists of atacamite and chrysocolla, with smaller amounts of cuprous goethite, copper-bearing micas, tenorite, cuprite, copper wad, and native copper.
•Secondary supergene sulfide mineralization is dominantly chalcocite, which replaces hypogene sulfide.
•Primary hypogene sulfide mineralization consists of chalcopyrite and molybdenite hosted within quartz-sulfide stringers, veins, and breccias.
Exploration and Drilling. No exploration was completed in 2025. Sixteen sonic drill holes, totaling 1,055 meters, were completed as part of geotechnical development work for the box cut and decline as part of pre-development activities at the Santa Cruz Project. The below discussion is related to the exploration and drilling activities undertaken for the PFS.
Ivanhoe Electric has completed induced polarization geophysical surveys, including two dimensional, three dimensional, multichannel seismic, reprocessing of proprietary Typhoon™ three-dimensional perpendicular pole dipole induced polarization data, and ambient noise tomography in addition to an active three- dimensional seismic survey across the Santa Cruz and east ridge deposits. The geophysical datasets from these surveys were used to assist with geological interpretation and improved drill targeting.
A comprehensive surface ionic leach sampling program has also been completed across the project to assess in detecting copper mineralization at depth.
Ivanhoe Electric completed 149 infill drillholes totaling approximately 120,000 meters since the 2023 initial assessment to the date of the PFS, bringing the total to 194 drillholes and 156,427 meters of combined drilling for the Project since initiating exploration activity in 2021. Combined with historical drilling, Ivanhoe Electric has data for over 469 drillholes totaling 330,118 meters of combined drilling. The mineral resource and mineral reserve estimates included in the PFS are based on data from 329 drillholes totaling 279,164 meters of combined drilling.
Detailed core logging is performed by Ivanhoe Electric geologists through digital data input into MX Deposit. Data that are logged include lithology, alteration, mineralization, veining, petrophysical data, and geotechnical parameters, such as faults, joints, fractures, hardness, and rock quality (Q-system) parameters. Additional characterization fields such as rock colors, grain sizes, textures, and supergene weathering features were also captured.
Approximately 5,884 density measurements from 210 drillholes were measured for the Santa Cruz, East Ridge, and Texaco deposits.
Quality assurance and quality control for the Ivanhoe Electric drill programs consisted of inserting duplicates, blanks, and certified reference materials (standards) into the sample stream at set sampling intervals. BBA’s review of the data indicated no material issues.
A total of 70 km of geotechnical drillholes consisting of 83 historical and 184 modern drillholes informed geotechnical characterization of the Santa Cruz and East Ridge deposits. Historical drillholes were selected based on availability of rock quality designation data.

The groundwater flow model was calibrated and used to predict the residual passive inflows for the PFS mine plan. The predicted residual passive inflows resulting from the updated model, with mitigation measures of activated colloidal silica and cement grouting applied, indicate that the residual passive inflows for the first 10 years of the mine are at or below 6,000 gallons per minute (gal/min). From Years 11 through 25, the residual passive inflows in the updated model range from approximately 6,500 to 8,000 gal/min.

Data Verification. BBA personnel in the disciplines of geology, mineral resource estimation, mineral reserve estimation, mine planning and mine infrastructure visited the project site in 2024. During the visit, BBA personnel reviewed and verified data acquisition procedures with Ivanhoe Electric personnel, visited active drill sites, and performed several other verification checks to ensure data integrity.
Based on the data made available, BBA considers that a reasonable level of verification has been completed and that no material issues were identified from the programs. BBA’s opinion states that the geological data collection and quality assurance and control procedures used by Ivanhoe Electric are consistent with current industry practices and that the geological database is of suitable quality to support a mineral resource and mineral reserve estimation.

Metallurgical Testwork. Metallurgy and processing test work were directed by Met Engineering, LLC and conducted at McClelland Labs (MLI) in Sparks, Nevada, USA and at Blue Coast Research (BCR) in Parksville, British Columbia, Canada. Metallurgical testwork included the following:
•establishing copper recoveries, based on sequential coppers for chloride-assisted, weak-sulfuric acid, heap leaching of mineralized material at the Santa Cruz Copper Project.
•determining commercial operating parameters for heap leaching mineralized material at the Santa Cruz Copper Project, including salt usage, sulfuric acid usage, ore cure/agglomeration practices, leach cell cycle times for an on/off leach pad design, annual pregnant leach solution grades, and pregnant leach solution flow rate to solvent extraction.
A grade-recovery algorithm was developed based on sequential copper assays. For the life-of-mine processing, this equation produces a weighted average of 92.2% total copper recovery to cathode for leaching a 6-meter lift of ore crushed to 100% passing 9.5 mm for 180 days of irrigation utilizing an on/off leach pad.
There are no deleterious elements or factors that could have a significant effect on economic extraction of the copper in the mineralized material.
Mineral Resource Estimate. The mineral resources in this estimate were independently prepared, including estimation and classification, by BBA in accordance with the definition for mineral resources in S-K 1300 regulations. The in-situ mineral resource estimates for the Santa Cruz, East Ridge, and Texaco deposits, inclusive and exclusive of reserves, are presented in the tables below.
The Santa Cruz deposit has approximately 194,000 meters of drilling in 226 drillholes; East Ridge has approximately 49,000 meters of drilling in 62 holes; and Texaco has approximately 36,000 meters of drilling in 41 holes.
Geological domains were developed for the project based on alteration, lithological, and mineralogical characteristics, incorporating regional and local structural information. Normal faults separate the mineralization at the Santa Cruz, East Ridge, and Texaco deposits.
The Santa Cruz deposit was divided into several mineral domains: exotic domain, verde domain, leach cap, oxide domain, chalcocite enriched domain, and primary mineralization domain. The East Ridge deposit consists of a mix of oxide and chalcocite enriched domains. The Texaco deposit consists of all domains except for leach cap and exotic. The domains were further divided into subdomains based on individual grade profiles, which align with controls on mineralization. The following terms are assigned to the subdomains; these represent a local definition of the grade profile: high-grade, medium-grade, and low-grade.
Exploratory data analysis was conducted to determine the nature of element distribution and correlation of grades within individual lithological units, and to identify high-grade outlier samples. Capping was not applied to copper values as significant outliers were not identified. Samples were composited to 2-meter intervals. Variograms were completed by subdomain for each deposit.
The resource estimation methodology constrains the mineralization by using hard wireframe boundaries. Ordinary kriging was employed for the Santa Cruz deposit, and inverse distance squared was selected for the East Ridge and Texaco deposits. Multiple search passes were used for each deposit. Search parameters were based on variography and continuity of mineralization.
Validation checks were completed on the mineral resource estimates. These included visual comparison of estimated grade to composite grade, domain conformity, swath plots, and comparisons to alternate estimation methods.
Indicated and inferred classification was applied to the Santa Cruz, East Ridge, and Texaco deposits based on BBA’s review that included geological understanding, continuity of mineralization, data quality, examination of drill spacing, visual comparison, kriging variance, distance to the nearest composite, and search pass, along with the search ellipsoid ranges. Collectively, this information was used to produce an initial classification script followed by manual wireframe application to further limit the mineral resource classification.
Mineral resources used commodity prices based on long-term analyst and bank forecasts. In the opinion of BBA, this price is generally aligned with pricing over the last one, three, and five years; forward-looking pricing from internationally recognized banks is appropriate for use in a mineral resource estimate. The commodity price considered three-year trailing averages.

Santa Cruz Mineral Resources

Table: In-Situ Mineral Resource Estimate Exclusive of Reserves for Santa Cruz, East Ridge & Texaco Deposits.

Deposit	Classification	Tonnes (kt)	Total Copper (%)	Acid Soluble Copper (%)	Cyanide Leach Copper (%)	Residual Copper (%)	Gold (g/t)	Silver (g/t)	Contained Copper (kt)	Total Acid Soluble Copper (kt)	Total Cyanide Copper (kt)	Total Residual Copper (kt)	Contained Gold (koz)	Contained Silver (koz)	Contained Copper (Mlbs)
Santa Cruz	Indicated	178,451	0.80	0.34	0.20	0.27	0.024	1.43	1,435	607	359	477	139	8,211	3,163
	Inferred	31,998	0.73	0.21	0.17	0.34	0.021	1.78	232	68	54	110	21	1,832	512
East Ridge	Indicated	4,407	0.94	0.43	0.31	0.20	0.015	0.71	41	19	14	9	2	101	91
	Inferred	48,676	0.89	0.44	0.12	0.33	0.006	0.40	436	216	57	163	9	623	960
Texaco	Inferred	341,345	0.78	0.06	0.27	0.45	0.028	0.81	2,664	218	920	1,537	302	8,850	5,873
All Deposits	Indicated	182,859	0.81	0.34	0.20	0.27	0.024	1.41	1,476	625	373	486	141	8,312	3,254
	Inferred	422,020	0.79	0.12	0.24	0.43	0.025	0.83	3,332	503	1,030	1,809	333	11,304	7,346

Notes on mineral resources: 1. The mineral resources in this estimate were independently prepared, including estimation and classification, by BBA USA Inc., and are reported in accordance with the definition for mineral resources in S-K 1300. 2. Mineral resources that are not mineral reserves do not have demonstrated economic viability. 3. Mineral resources are reported in situ, exclusive of mineral reserves. 4. The mineral resources for Santa Cruz, East Ridge, and Texaco deposit were completed using Datamine Studio RM software. 5. The mineral resources are current at December 31, 2025. 6. Mineral resources constrained assuming underground mining methods for the Santa Cruz deposit are reported at an NSR cutoff of US$32.00 for heap leach and US$34.00 for concentrator; Texaco deposit is reported at a NSR cutoff of US$32.00 for heap leach and US$34.00 for concentrator; and East Ridge deposit is reported at a NSR cutoff of US$40.00 for longhole stoping and US$50.00 for drift and fill. The cutoff reflects the total operating costs to define reasonable prospects for economic extraction by conventional underground mining methods. Material from within mineable shape-optimized wireframes has been included in the mineral resource. Underground mineable shapes optimization parameters include a long-term copper price of US$4.00/lb, gold price of US$1,900/oz, and silver price of US$24.00/oz. Process costs of US$7.00 to US$9.00 per processed tonne; direct mining costs between US$22.00 to US$40.00 per processed tonne reflecting various mining method costs (leach, long hole or drift and fill), mining general and administration costs of US$2.63 per processed tonne, onsite processing costs between US$31.63 to US$49.63 per processed tonne, along with variable royalties between 5.01% to 6.96% NSR, and a mining recovery of 100%. 7. Mineral resources are estimated using metallurgical recoveries for heap leach of 96% for acid soluble copper, 83% for cyanide soluble copper, 22% for residual copper, 0% for gold and 0% for silver. Recoveries for concentrator are 0% for acid soluble copper, 90% for cyanide soluble copper, 90% for residual copper, 59% for gold, and 69% for silver. 8. Density was applied using weighted averages by deposit subdomain. 9. Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade, and contained metal content.

Table: In-Situ Mineral Resource Estimate Inclusive of Reserves for Santa Cruz, East Ridge & Texaco Deposits.

Deposit	Classification	Tonnes (kt)	Total Copper (%)	Acid Soluble Copper (%)	Cyanide Leach Copper (%)	Residual Copper (%)	Gold (g/t)	Silver (g/t)	Contained Copper (kt)	Total Acid Soluble Copper (kt)	Total Cyanide Copper (kt)	Total Residual Copper (kt)	Contained Gold (koz)	Contained Silver (koz)	Contained Copper (Mlbs)
Santa Cruz	Indicated	317,709	0.95	0.48	0.30	0.17	0.027	1.62	3,017	1,517	956	543	279	16,513	6,650
	Inferred	31,998	0.73	0.21	0.17	0.34	0.021	1.78	232	68	54	110	21	1,832	512
East Ridge	Indicated	8,742	1.00	0.45	0.39	0.16	0.014	0.68	88	40	34	14	4	191	193
	Inferred	48,676	0.89	0.44	0.12	0.33	0.006	0.40	436	216	57	163	9	623	960
Texaco	Inferred	341,345	0.78	0.06	0.27	0.45	0.028	0.81	2,664	218	920	1,537	302	8,850	5,873
All Deposits	Indicated	326,450	0.95	0.48	0.30	0.17	0.027	1.59	3,104	1,557	989	558	283	16,704	6,844
	Inferred	422,020	0.79	0.12	0.24	0.43	0.025	0.83	3,332	503	1,030	1,809	333	11,304	7,346

Notes on mineral resources: 1. The mineral resources in this estimate were independently prepared, including estimation and classification, by BBA USA Inc., and are reported in accordance with the definition for mineral resources in S-K 1300. 2. Mineral resources that are not mineral reserves do not have demonstrated economic viability. 3. Mineral resources are reported in situ, inclusive of mineral reserves. 4. The mineral resources for Santa Cruz, East Ridge, and Texaco deposit were completed using Datamine Studio RM software. 5. The mineral resources are current at December 31, 2025. 6. Mineral resources constrained assuming underground mining methods for the Santa Cruz deposit are reported at an NSR cutoff of US$32.00 for heap leach and US$34.00 for concentrator; Texaco deposit is reported at a NSR cutoff of US$32.00 for heap leach and US$34.00 for concentrator; and East Ridge deposit is reported at a NSR cutoff of US$40.00 for longhole stoping and US$50.00 for drift and fill. The cutoff reflects the total operating costs to define reasonable prospects for economic extraction by conventional underground mining methods. Material from within mineable shape-optimized wireframes has been included in the mineral resource. Underground mineable shapes optimization parameters include a long-term copper price of US$4.00/lb, gold price of US$1,900/oz, and silver price of US$24.00/oz. Process costs of US$7.00 to US$9.00 per processed tonne; direct mining costs between US$22.00 to US$40.00 per processed tonne reflecting various mining method costs (leach, long hole or drift and fill), mining general and administration costs of US$2.63 per processed tonne, onsite processing costs between US$31.63 to US$49.63 per processed tonne, along with variable royalties between 5.01% to 6.96% NSR, and a mining recovery of 100%. 7. Mineral resources are estimated using metallurgical recoveries for heap leach of 96% for acid soluble copper, 83% for cyanide soluble copper, 22% for residual copper, 0% for gold and 0% for silver. Recoveries for concentrator are 0% for acid soluble copper, 90% for cyanide soluble copper, 90% for residual copper, 59% for gold, and 69% for silver. 8. Density was applied using weighted averages by deposit subdomain. 9. Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade, and contained metal content.

Factors That May Affect the Mineral Resource Estimate
Areas of uncertainty that may materially impact the mineral resource estimates are as follows:
•changes to long-term metal price assumptions
•changes to the input values for mining, processing, and general and administrative (G&A) costs to constrain the estimate
•changes to local interpretations of mineralization geometry and continuity of mineralized subdomains
•changes to the density values applied to the mineralized zones
•changes to metallurgical recovery assumptions
•changes in assumptions of marketability of the final product
•variations in geotechnical, hydrogeological, and mining assumptions
•changes to assumptions with an existing agreement or new agreements
•changes to environmental, permitting, and social license assumptions
•logistics of securing and moving adequate services, labor, and supplies could be affected by epidemics, pandemics, and other public health crises, or geopolitical influence.

The table below compares the Santa Cruz mineral resource estimates, exclusive of mineral reserves, as at December 31, 2025 and December 31, 2024, and reports the net difference as a percentage.

Comparison to previous Mineral Resource Estimate

December 31, 2024				December 31, 2025				Comparison
Deposit	Classification	Tonnes (kt)	Contained Copper (kt)	Deposit	Classification	Tonnes (kt)	Total Cu (k tonnes)	Tonnage % Difference	Total Contained Copper % Difference
Santa Cruz	Indicated	223,155	2,759	Santa Cruz	Indicated	178,451	1,435	-20%	-48%
East Ridge		—	—	East Ridge		4,407	41	—%	—%
Texaco		3,560	47	Texaco		—	—	—%	—%
Total Indicated		226,715	2,807	Total Indicated		182,859	1,476	-19%	-47%
Santa Cruz	Inferred	62,709	768	Santa Cruz	Inferred	31,998	232	-49%	-70%
East Ridge		23,978	326	East Ridge		48,676	436	103%	34%
Texaco		62,311	753	Texaco		341,345	2,664	448%	254%
Total Inferred		148,998	1,847	Total Inferred		422,020	3,332	183%	80%

The current resource model iterations have changed significantly when compared to the iterations released in the initial assessment. Factors that have influenced changes in the resource are as follows:
•a portion of the Santa Cruz Indicated resource has been converted to reserves; see Mineral Reserve table;
•change in cut-off grade from IA to PFS due to change in metallurgical process, mining cost, increased copper price from $3.70/lb to $4.00/lb;
•significant addition of new drilling to all three deposits, with expansion drilling at Texaco contributing to overall resource growth;
•change in interpretation of deposits based on new information;
•understanding of structural influence on the deposit;
•discovery of historical data issues in East Ridge.

Mineral Reserve Estimate. Underground mineral reserves were estimated by BBA. Estimates were prepared for the Santa Cruz deposit, a portion of the East Ridge deposit, and the Verde domain located within the Santa Cruz deposit. The primary mining method for both deposits employs longhole stoping without pillars, utilizing a primary and secondary stoping sequence. Additionally, a few small lenses within the East Ridge deposit use a drift-and-fill mining method. Stopes will be backfilled with cemented rockfill and then all stopes will be backfilled after mining with paste backfill for the remainder of the mine life. Indicated mineral resources were converted to probable mineral reserves. Inferred mineral resources were not converted to mineral reserves; however, if inferred mineral resources fell within the mineral reserve designs, they were assumed to have zero grade.
The underground mine approach was designed using zones that were amenable to different mining methods based on geotechnical considerations, access requirements, deposit shape, orientation and grade, and mining depths. Waste or low-grade blocks in the stope shapes were treated as internal dilution. Mine designs were modified by including the capital and operating development needed to access the stopes, and the applicable infrastructure requirements.
Net smelter return (NSR) represents the gross revenue generated from the sale of a refined metal product (in this case, copper cathodes) after deducting all associated off-site costs. For a mine producing copper cathodes via heap leaching and SX/EW, the traditional "smelter" and "refining" charges inherent in concentrate sales are not applicable. Instead, the offsite deductions are specific to the direct sale of cathodes.
The primary metal produced at the Santa Cruz Copper Project is copper. While byproducts of gold and silver are present, the current heap leach SX/EW process does not recover these precious metals. As is common with polymetallic deposits, the cutoff value for mineral reserves is determined and expressed in terms of net smelter return value per tonne.
The NSR is calculated based on unit metal values, utilizing representative smelter contract terms, freight costs, and forecasted metal prices. The metal prices and metallurgical recovery rates used for NSR calculations are summarized in the table below. Operating cost for cutoff value calculations are summarized in the table below. Royalties are factored into each block of the mineral resource and mineral reserve model.
Mineral reserves are assessed using commodity prices derived from long-term forecasts from analysts and banks. According to BBA, this pricing generally reflects the trends observed over the past one, three, and five years, and the forward-looking prices from internationally recognized banks are deemed appropriate for mineral reserve estimates.
Table: NSR parameters.

Product	Unit	Value
Acid Soluble Copper Recovery	%	98.8
Cyanide Soluble Copper Recovery	%	85.4
Residual Copper Recovery	%	35.1
Recoverable Copper	%	90.9
Net Recoverable Copper	%	90.0
Copper Price	$/lb	4.00
Table: Operating costs for cutoff value calculations.

Criteria	Unit	Santa Cruz	East Ridge	East Ridge
		30 m Longhole	Drift and Fill	15 m Longhole
		Leach	Leach	Leach
Cathode Split	%	100.0	100.0	100.0
Onsite Costs
Mining Costs – Direct	$/t processed	31.00	47.05	47.05
Processing Costs	$/t processed	10.32	10.32	10.32
G&A	$/t processed	2.63	2.63	2.63
Onsite Total	$/t processed	43.95	60.00	60.00
Onsite Rounded NSR Breakeven Cutoff	$/t	44.00	60.00	60.00
Indicated mineral resources were converted to probable mineral reserves. Inferred mineral resources were excluded from the mineral reserve estimate. Mineral reserves for the Santa Cruz Copper Project are estimated for the Santa Cruz deposit and a portion of the East Ridge deposit, as well as the Verde domain within the Santa Cruz deposit.

Mineral reserves are supported by a mine plan, engineering analysis, and modifying factors.
The point of reference for the mineral reserves is the point where the ore is delivered to the processing plant. Mineral reserves are reported on a 100% basis.
The mineral reserve estimate for the Santa Cruz Copper Project is shown in the table below.

Table:   Santa Cruz Copper Project Mineral Reserve Estimate.

Deposit	Classification	Tonnes (kt)	Total Copper (%)	Acid Soluble Copper (%)	Cyanide Leach Copper (%)	Residual Copper (%)	Contained Copper (kt)	Total Acid Soluble Cu (kt)	Total Cyanide Cu (kt)	Total Residual Cu (kt)
Santa Cruz	Probable	132,061	1.08	0.62	0.41	0.05	1,430	820	544	65
East Ridge	Probable	4,112	1.03	0.46	0.44	0.12	42	19	18	5
Total	Probable	136,173	1.08	0.61	0.41	0.05	1,472	839	563	70
Notes: 1. The mineral reserves in this estimate are current to December 31, 2025 and were independently prepared, including estimation and classification, by BBA USA Inc. They are reported in accordance with the definitions for mineral reserves in S-K 1300. 2. The point of reference for the estimate is the point of delivery to the process facilities. 3. The mineral reserves for the Santa Cruz and East Ridge deposits were completed using Deswik mining software. Mineral reserves are defined within stope designs that are prescribed by rock mechanics, considering the specific characteristics of deposits, mineral domains, mining methods, and the mining sequence. Transverse longhole stoping is the optimal mining method with uppers and cut & fill methods used where appropriate. Mining will occur in blocks, extracting ore from the bottom upwards, with paste backfill providing ground support to sustain a production rate of 20,000 tonnes per day for the first 15 years of operation. 4. Mineral reserves are estimated at an NSR cutoff value of $43.95/t for longhole stoping and $60/t for longitudinal retreat stopes and drift and fill. The NSR values reflect the discrete metallurgical responses for each mineral reserve block using metallurgical recoveries for heap leach of 96% for acid soluble copper, 83% for cyanide soluble copper, 22% for residual copper. Underground mineable shapes optimization parameters include a long-term copper price of US$4.00/lb. 5. Mineral reserves account for mining loss and dilution. 6. Mineral reserves are a subset of the indicated mineral resource and do not include the inferred mineral resource. 7. Rounding, as required by the guidelines, may result in apparent summation differences between tonnes, grade, and contained metal content.

Factors That May Affect the Mineral Reserve Estimate. Factors that may affect the mineral reserve estimate include the following:
•changes to long-term metal price assumptions
•changes to metallurgical recovery assumptions
•changes to the input assumptions used to derive the mineable shapes applicable to the assumed underground and open pit mining methods used to constrain the estimates
•changes to the forecast dilution and mining recovery assumptions
•changes to the cutoff grades used to constrain the estimates
•variations in geotechnical (including seismicity), hydrogeological, mining, and processing recovery assumptions
•changes to environmental, permitting, and social license assumptions.
Comparison to previous Mineral Reserve Estimate. Mineral Reserves were estimated for the Santa Cruz Copper Project for the first time in 2025. No previous Mineral Reserves are available to compare.
Mining Methods. The Santa Cruz Copper Project is an undeveloped brownfield project where mineral reserves have been identified for two deposits: Santa Cruz and East Ridge.
The Santa Cruz deposit is located approximately 480 to 940 meters below the surface. Based on the deposit geometry and supporting geotechnical data, transverse underground longhole stoping has been selected as the most suitable mining method. Mining will be conducted in blocks, with ore being extracted from the bottom upward within each block while utilizing paste backfill to provide ground support. A sill pillar will be maintained between the blocks. The paste backfill is designed to be strong enough to allow adjacent filled stopes to be mined without requiring additional pillars.
The East Ridge deposit is situated to the northeast of the main Santa Cruz deposit, approximately 310 to 790 meters below the surface. It consists of multiple inclined tabular lenses and will be mined using a hybrid approach that combines longhole stoping and the drift-and-fill method, depending on the geometry of the orebody in each zone, followed by paste backfill and curing before the development of the next adjacent drift in the orebody.
Mine access will be provided through two decline drifts from the surface: one for main access and the other for a Railveyor system to handle materials. Ore will be transported from the stopes by load-haul-dump (LHD) equipment to an ore pass system, which will transfer the ore from a chute to a conveyor system. From the conveyor system, it will be loaded onto the Railveyor and brought to surface.
The Santa Cruz Copper Project encompasses three mining zones: Santa Cruz, Verde, and East Ridge (Figure below). The Santa Cruz zone is the primary production area and is structurally divided into northern and southern regions.

Figure. Mining Zones of Santa Cruz and East Ridge Deposits, View Looking North

DECLINE RAILVEYOR
BOX CUT
DECLINE ACCESS
EAST RIDGE
SANTA CRUZ
VERDE
Empire State Building
(443 meters tall)
400 meters
N

The Santa Cruz Copper Project mine life is expected to be 23 years with construction from 2026 to 2028 followed by schedule production to 2051. The table below summarizes the production in the mine plan. The “Ore” column represents the total development and production ore for Santa Cruz, Verde, and East Ridge mining zones.

Table: Santa Cruz Scheduled Production Summary.

Year	Ore (kt)	Total Copper (%)	AsCu (%)	CNCu (%)	Cu_Res (%)	Ratio ASCU:TCU
2026	0	0.00	0.00	0.00	0.00	0.00
2027	28	0.48	0.34	0.05	0.10	0.70
2028	1,673	0.71	0.51	0.15	0.05	0.71
2029	3,973	1.29	0.99	0.26	0.04	0.77
2030	5,377	1.35	0.86	0.44	0.04	0.64
2031	6,737	1.15	0.61	0.51	0.04	0.53
2032	7,492	1.12	0.56	0.50	0.06	0.50
2033	7,439	1.13	0.56	0.52	0.06	0.49
2034	7,875	1.02	0.64	0.35	0.03	0.63
2035	7,441	1.13	0.72	0.39	0.02	0.64
2036	7,740	1.06	0.75	0.29	0.02	0.71
2037	7,937	1.01	0.58	0.38	0.05	0.57
2038	7,961	0.99	0.52	0.43	0.04	0.52
2039	7,256	1.15	0.49	0.59	0.08	0.42
2040	7,400	1.14	0.53	0.53	0.07	0.46
2041	7,819	1.05	0.51	0.48	0.06	0.49
2042	7,851	1.07	0.52	0.49	0.06	0.48
2043	5,956	1.07	0.68	0.34	0.05	0.64
2044	4,177	1.04	0.50	0.51	0.03	0.48
2045	3,732	1.04	0.67	0.31	0.06	0.65
2046	3,338	1.05	0.67	0.31	0.06	0.64
2047	3,453	1.00	0.69	0.26	0.05	0.69
2048	3,586	1.07	0.65	0.36	0.06	0.60
2049	3,655	0.99	0.52	0.41	0.06	0.53
2050	3,643	1.04	0.67	0.29	0.08	0.65
2051	2,636	0.92	0.66	0.14	0.12	0.71
Total	136,173	1.08	0.62	0.41	0.05
The figures below show a tonne-grade graph for production and includes estimated waste rock and tonnes of material mined over the life-of-mine from the orebodies and development, respectively.

Figure. Santa Cruz Tonne – Grade Graph
Figure. Santa Cruz Tonnes of Mined Material
The injection of activated colloidal silica to reduce water inflow within specific areas of underground development was evaluated by Geosyntec for the project. During initial decline development where the twin declines pass through the upper portion of the Gila conglomerate and other high hydraulic conductivity zones, standard ramp dewatering methods—in addition to methods like activated colloidal silica and cement grout injection are utilized to support underground development.
Recovery Methods. Process for the Santa Cruz Copper Project has been designed to cycle oxide and secondary sulfide ores through an on/off heap leach pad to produce a copper-rich pregnant leach solution (PLS) that will be processed in the onsite solvent extraction and electrowinning circuit for recovery.
The process designs were based on existing technologies and proven equipment. The process and refinery plant designs are based on the results of metallurgical testwork on the mineralized material at the Santa Cruz Copper Project. The designs are conventional.
The simplified overall process flow diagram is presented in the Figure below.

Figure. Simplified Process Flowsheet
Run-of-mine ore will be delivered to surface at a diameter of less than 20 cm via the Railveyor. Ore from underground will be either fed, via a surge hopper, to crushing or diverted and conveyed to the coarse ore stockpile for future use. Fine ore (undersize from the crushing circuit) will be trucked to the agglomeration drums where sulfuric acid and sodium chloride can be added to facilitate agglomeration and leaching.
Crushed and agglomerated ore will be delivered to the leach pad via a combination of haul truck and overland conveying and stacking equipment. The final mobile conveyor will feed two self-propelled indexing conveyors in series, which in turn will feed the self-propelled mobile radial stacker. The cells will be ‘retreat’ stacked by the radial stacker in a half-moon shape.
The on/off heap leach pad will be divided into seven cells with spacer strips between the cells effectively creating multiple leach pads and providing safety zones between the cells. The liner for the leach pad is comprised of a high-density polyethylene geomembrane overlaying a geosynthetic layer of clay overlaying prepared native foundation materials or grading fill.
Ore will be stacked at up to 22,000 t/d, and will take approximately 36 days to stack each cell at design production rate. Each of the cells will progress through cycles in sequence with each stacking cycle taking 36 days and an entire cell cycle taking 265 days.
Ore produced from the underground mine will be processed using a heap leach and solvent extraction and electrowinning flowsheet to produce London Metal Exchange grade copper cathode. The heap leaching process will take place on an on/off pad. Spent ore will be removed from the leach pad and processed for paste backfill or stacked on a spent ore pile. Approximately 50% of the spent ore will be processed for use in paste backfill. Operations will be conducted 24 hours per day, 365 days per year for approximately 26 years at a design stacking rate of up to 22,000 t/d.

Figure. Seven-Cell Heap Leach and Solution Management
The solvent extraction circuit design comprises two parallel trains. Each train will consist of two extraction stages, two wash stages, and one strip stage. The copper electrowinning tankhouse will comprise electrowinning cells with lead anodes and stainless-steel cathode blanks. Cathodes (copper electroplated onto stainless steel blanks) will be harvested manually using an overhead crane and bail. Cathodes will be stripped in an industry standard automated stripping machine and the washed blanks will be returned to the cells. Product cathode copper will be bundled, sampled, weighed, labeled, and shipped.
Infrastructure. The Santa Cruz Copper Project site surface infrastructure comprises the following:
•an open excavation 60-meter-deep “box cut” ramp for accessing a twin decline portal to the underground mine workings
•three ventilation shafts to facilitate air flows to the underground mine workings
•primary mine ventilation fans, hardware, and ducting to control ventilation to the underground mine workings
•refrigeration plant to control temperatures in the underground mine workings
•ventilation bore for refrigeration
•rock crushing process plant and temporary stockpiles
•two spent ore facilities; north and south pads
•on/off leach pad with associated collection ponds and mobile stacking
•solution extraction and electrowinning process facilities
•mobile cement batch plant facility
•paste backfill batch facility
•maintenance, and warehouse facilities
•first aid/rescue building
•multiple various ancillary outbuildings

•entry security shack and various visitor and project parking spaces
•equipment delivery and open laydown/storage area
•multiple improved and unimproved access roads
•piping and pumping systems for process and water services
•explosives storage facility
•high-voltage transmission line and substation
•environmental monitoring facilities
•emergency power generation facility
•solar power and battery storage facility.
Key infrastructure locations are shown on the Figure below.
Figure. Santa Cruz Site Plan
Power for the project will be provided from a combination of onsite renewable energy supply and utility grid supply. The goal of the mine development is to achieve a minimum of 70% of the energy supply from renewable sources including onsite photovoltaic solar generation built by a third-party developer in conjunction with a Power Purchase Agreement

(PPA) facilitated by local power provider Electrical District No. 3 (ED3) plus onsite battery energy storage system. The renewables facility was sized based on available area and to provide 40 MW of continuous power annually with over 90% load coverage.
The proposed onsite battery energy storage system consists of a lithium-ion system rated for 140 MW / 560 MWh. There is an additional opportunity to utilize the emerging vanadium redox flow battery technology. A percentage of the lithium-ion battery energy storage system could be replaced by a vanadium redox flow battery system. VRB USA is the holder of vanadium redox battery technology in the United States and is a wholly owned subsidiary of VRB Energy, a subsidiary that is 90%-owned and controlled by Ivanhoe Electric.
The Santa Cruz Copper Project will have an estimated operating load of 78.7 MW and a forecast annual consumption of between 580,000 and 690,000 MWh during peak production years.
Water supply for process operations will be sourced from existing grandfathered Type I non-irrigation rights and mine dewatering. Potable water will be trucked in from the city. Trucked water will be stored in a tank to service the surface facilities. Water management operations include systems of underground dewatering, water collection and conveyance facilities, water storage, water use, and various management options for discharge of excess water. Water not used for underground mining, the paste backfill plant, the process plant, and the on/off heap leach pad can be pumped to storage reservoirs. Rapid infiltration basins are used to capture non-contact stormwater runoff to prevent stormwater from coming into contact with mining operations. Testwork confirmed the extracted groundwater quality will be acceptable for irrigation use when applied to suitable crops (e.g., cotton, alfalfa, pasture grasses) commonly grown in the vicinity of the project. The water distribution system is designed to distribute water to agricultural end-users, without treatment, and includes a side-stream water treatment process that may be used if the extracted groundwater does not meet the standards defined by end-users.
Onsite accommodations facilities are neither required nor planned. Personnel will reside in nearby settlements including Casa Grande, Maricopa, the Phoenix metropolitan area, and Tucson, and will commute to site by vehicle. Parking, security, fencing, and a gatehouse are included in the design. The infrastructure buildings to be built on site include explosive magazine storage; cap magazine storage; core shack; process laboratory; security and main gate; fueling station; mine, plant operations building, changehouse, and mine dry; first aid and emergency rescue facilities; mining facility warehouse.

Market Studies and Contracts. Copper is a globally traded commodity that has established benchmark pricing in the form of exchanges such as the London Metals Exchange or Commodity Exchange Inc. The Santa Cruz Copper Project aims to produce copper cathode. Ivanhoe Electric plans to sell the copper in the United States.
Refined copper cathodes will be sold with reference to the prices on the Commodity Exchange or London Metals Exchange at an agreed-upon quotational period. An additional premium to the price will be negotiated with potential buyers. Factors affecting the premium will include the shape and chemical specification of the cathode, together with the geographical location of the delivery point in relation to where the cathode is going to be consumed.
This study uses a base copper price of $4.25 per pound, which is based on a review of the one-, three-, and five-year trailing averages, as well as consensus forecasts from major banks and a market study completed by Ocean Partners for Ivanhoe Electric.
Due to the shape, chemical composition, and origin point of the cathode, it is expected that a premium to the price will be negotiated with potential buyers that is marginally above the historical average. For financial modeling purposes, this premium is estimated at $0.14 per pound ($300 per tonne) (Ocean Partners, 2025).
The table below summarizes the one-, three-, and five-year trailing price for copper using the LME Grade A monthly average as well as consensus forecasts from the major banks (CIBC, 2025) and Ocean Partners (2025).
Table: Commodity Price Summary.

	LME Trailing Average ($/lb)			Forecast ($/lb)
	1-Year	3-Year	5-Year	2026	2027	2028	2029	Long-term
BBA[1]	4.22	3.96	3.95
Banks Forecast[2]				4.36	4.52	4.65		4.31
Ocean Partners[3]				4.31	4.54	4.76	4.65	4.31

Notes: 1BBA, Metal Pricing_R00, June 2025. 2CIBC Consensus Commodity Prices – June 2025. 3Ocean Partners, April 2025. LME = London Metals Exchange.
At this time, no sales agreements or contracts have been executed with vendors, contractors, or manufacturers.

Environmental, Closure, and Permitting. Environmental studies have included examination of flora and fauna, threatened and endangered species, migratory birds, surface water mapping, cultural heritage, air quality, carbon intensity, surface water monitoring, groundwater monitoring, water quality, material characterization, and mine material environmental behavior.
Much of the property has been previously disturbed from its natural state. These disturbances include flood control features, such as the canal identified as the Santa Cruz Wash Canal, paved and unpaved roads, and agricultural practices. These disturbances have removed all potential natural surface water features that may have existed in this area. The only features within the property that possess characteristics of an ordinary high-water mark and may be potential Waters of the United States are the north branch of the Santa Cruz Wash and the constructed Santa Cruz Wash Canal.
The project is committed to responsible environmental management, with a particular focus on minimizing air quality impacts. The project is located within the West Pinal County PM10 (particulate matter emissions with a diameter less than 10 microns) nonattainment area. Accordingly, the project will take specific measures to control and effectively mitigate dust. These measures will be in alignment with both local and state requirements.
A groundwater monitoring program to continue collecting baseline water quality data was developed and implemented in October 2023. The objective of the monitoring plan is to establish a current baseline water quality profile for the site and help inform Ivanhoe Electric on best management practices for groundwater monitoring during and after mining operations.
The major permits for the project will require state, county, and local authorizations. Several of these permits have been issued for exploration activities and are in the process of being amended for project construction activities. Other permits for construction activities have been submitted and are currently under review by the agency or approved. The remaining permit applications for construction and operations will be prepared and submitted as sufficient design and engineering information become available.
The eventual closure and reclamation of the Santa Cruz Copper Project will be directed and regulated under two separate but interconnected regulatory programs in Arizona: the Arizona State Mine Inspector and the Arizona Department of Environmental Quality. Both programs are well-established and statutes and rules are subject to licensing timeframes.
Once the facility has been sufficiently designed to advance to mine development and operation, Ivanhoe Electric will need to apply for and receive an Areawide Aquifer Protection Permit from the Arizona Department of Environmental Quality and submit and receive approval from the Arizona State Mine Inspector for a mined land reclamation plan detailing the project closure approach. Related closure cost estimates for financial assurance must be submitted following approval and before facility construction and operation.
Although an operational mined land reclamation plan has not yet been developed for the project, a preliminary closure cost estimate has been developed. Based on the conceptual design plan in this report, the closure costs for the Santa Cruz Copper Project are estimated at $35 million.
In alignment with Ivanhoe Electric’s community engagement and partnership standards, the project is being developed with a well-defined strategy to establish and uphold the support of the surrounding communities. At present, the project has initiated outreach with Native American communities that have ancestral ties to the land. In addition, community outreach with local stakeholders, and community involvement and potential partnerships are actively being pursued and/or assessed.

Capital and Operating Cost Estimates
Capital Cost Estimate. For the Santa Cruz Copper Project, capital and operating costs were determined based on the mine plan and SX/EW plant design. The estimation process incorporated assessments of material and labor requirements derived from the design, analysis of the process flowsheet, and anticipated consumption of power and supplies.
Cost estimation is based on a combination of vendor and consumable quotes and an internal database. Approximately 80% of the capital estimate is based on detailed quotes with estimated labor installation. For the purposes of this study, initial capital expenditure is assumed to be costs incurred in 2026, 2027, and 2028. By the end of 2028, ore production from stopes has been established and the SX/EW plant has been installed to begin copper production. Additional mine and plant capital costs are incurred from 2029 and 2050 to continue meeting mine ramp up and production demands and are included in sustaining capital costs.
Total life-of-mine capital costs are $2.36 billion: $1.24 billion in initial capital and $1.28 billion in sustaining capital. Capital costs are summarized in the table below.
Table: Estimated Capital Costs.

Capital Costs Summary	Initial Cost ($M)	Sustaining Cost ($M)	Total LOM Capital Cost ($M)
Pre-production Mining Costs	89		89
Mining	688	1,193	1,881
Process	240	65	305
Surface Infrastructure	61	8	69
Indirects	46	7	53
EPCM	64	2	66
Contingency	48	5	53
Total Initial Capital	1,236
Total Sustaining Capital		1,281
Reclamation and Closure Costs*	2	-163	-161
Total Life-of-Mine Capital Costs	1,238	1,118	2,355
Note: Closure costs include land sales at the end of the life of mine. Totals may not sum due to rounding.

Operating Cost Estimate. Total life-of-mine operating costs are $3.95 billion, as summarized in the table below.
Table: Estimated Operating Costs.

Category	$M Total	$/t Ore Processed	$/lb Copper Produced
Mining
Consumables	1,239	9.22	0.41
Mobile Equipment	432	3.24	0.14
Haulage	39	0.29	0.01
Labor	626	4.73	0.21
Power	149	1.19	0.05
Mine Services and Indirect	55	0.40	0.02
Subtotal	2,538	19.07	0.85
SX/EW Plant and Infrastructure
Consumables	276	2.03	0.09
Hauling and Mobile Equipment	177	1.30	0.06
Labor	185	1.36	0.06
Power	300	2.20	0.10
Maintenance	58	0.43	0.02
Subtotal	996	7.31	0.33
G&A	414	3.04	0.14
Total	3,948	29.42	1.32
Note: Totals may not sum due to rounding.

Economic Analysis. Based on the cash flow model, the after-tax financial model resulted in an IRR of 20.0% and an NPV of $1.4 billion using an 8% discount rate. The after-tax payback period, after start of operations, is 4.4 years. The pre-tax base case financial model resulted in an IRR of 22.0% and an NPV of $1.9 billion using an 8% discount rate. The book value of the Santa Cruz property and its associated plant and equipment as at December 31, 2025 was $177.8 million.
The Santa Cruz Copper Project contemplates average annual copper cathode production of approximately 72,000 tonnes for the first 15 years of copper production and the average annual production is approximately 35,000 tonnes for the remaining 8 years of the life of mine.
The total life of mine is 23 years at an average C1 cash cost of $1.32 per pound of copper and sustaining cash costs of $2.01 per pound of copper.
A variable cut-off grade strategy optimizes recovery in the early years and maximizes mine life in the later years of the mine plan.
The financial analysis summary is shown in the table below.
Table: Estimated Operating Costs.

Description	Units	Life of Mine	First 15 Years
Production Data
Mine Life	years	23	15
Reserve Tonnes	Mt	136	106
Copper Grade	%	1.08	1.10
Daily Throughput	t/d	15,000	20,000
Annual Copper Production	t/y	56,685	72,186
Total Copper Cathode Produced	kt	1,360	1,083
Recovery	%	92.2	92.4
Capital Costs
Initial Capital	$M	1,236	-
Sustaining Capital	$M	1,281	1,176
Unit Costs
Mining Cost	$/t processed	19.07	19.55
Processing Cost	$/t processed	7.31	7.02
General and Administrative Cost	$/t processed	3.04	3.03
Royalties	$/t processed	5.26	5.56
Total Operating Cost	$/t processed	34.68	35.16
Operating + Sustaining Cost	$/t processed	43.98	46.23
C1 Cash Cost	$/lb of copper	1.32	1.29
All-in-Sustaining Cost	$/lb of copper	2.01	1.99
Financial Analysis
Copper Price	$/lb	4.25	4.25
Domestic Cathode Premium1	$/lb	0.14	0.14
Pre-Tax Cashflow	$M	6,148	4,501
Pre-Tax Net Present Value (8%)	$M	1,880	-
Pre-Tax Internal Rate of Return	%	22.0	-
After-Tax Cashflow	$M	4,961	3,637
After-Tax Net Present Value (8%)	$M	1,376	-
After-Tax Internal Rate of Return	%	20.0	-
After-Tax Payback Period	year	4.4

Risks. The risks associated with the Santa Cruz Copper Project are generally those expected with underground mining operations and include the accuracy of the mineral resource and mineral reserve models, and/or operational impacts.
In addition, the noted factors that may affect the mineral resource and mineral reserve estimates include:
•The capital cost estimates at mines under development may increase as construction progresses. This may negatively affect the economic analysis that supports the mineral reserve estimates.
•The life-of-mine plan assumes that the project can be permitted based on envisaged timelines. If the permitting schedule is delayed, this could impact costs and proposed production.
•The long-term reclamation and mitigation of the Santa Cruz Copper Project are subject to assumptions as to closure timeframes and closure cost estimates. If these cannot be met, there is a risk to the costs and timing.
•Climate changes could impact operating costs and ability to operate.
•Political risk from challenges to the current state or federal mining laws.
Opportunities. Potential opportunities for the project include the following:
•Upgrade of some or all the inferred mineral resources to higher-confidence categories, with additional drilling and supporting studies, such that this higher confidence material could potentially be converted to mineral reserves.
•Optimizing the mine plan based upon market conditions. At present, the production stopes are dictated by their copper content based upon a flat long term copper price.
•Completing additional underground core diamond drilling and development within the ore, there could be a reason to increase the width and/or height of the stopes, if geotechnical factors allow.
•Ivanhoe Electric holds a significant ground package that retains significant exploration potential for new operations proximal to the current mineral resource and mineral reserve estimates, with the support of additional studies.
•Ongoing leach testwork will focus on optimizing leach conditions to maximize copper recovery from chalcocite and reduce heap leach pad capital costs and SX circuit capital costs.
•Simplification and optimization of the ore crushing circuit should provide for an opportunity to reduce plant capital costs.
•Use of two decades of South American knowledge and expertise at applying chloride-assisted leach technology to inform construction of the on/off heap leach pad.
•The low elevation profile of the heap leach pad (6-meter lift on/off pad) and the flat topographic terrain should provide cost saving opportunities to use low head type pumps for pregnant leach solution, raffinate, and organic pumping that can use less expensive materials of construction for pumps like fiberglass, bromo-butyl rubber-lined carbon steel (not applicable for organic) and HDPE compared to exotic metal pumps resistant to this corrosion environment such as tantalum and titanium.
•There is potential for a considerable positive impact to the operating cost estimate by optimizing the paste backfill recipe and reducing the binder requirements.
•There is potential to increase material handling and throughput, further optimizing the mine plan.

Conclusions. Under the assumptions presented in the PFS, the Santa Cruz Copper Project consists of mineral resource and mineral reserve estimates that support a positive cash flow.
Recommendations. The recommended work programs to advance detailed engineering, operational readiness, permitting, and critical long-lead items total $22.4 million. The budget for recommended work is summarized in the table below.
Table: Proposed Reagent & Process Consumables.

Discipline	Cost ($M)
Permitting	1.4
Environmental Testing	1.0
Detailed Engineering – Surface & Underground	9.1
Long-Lead Items	3.7
Project Support	4.2
Contingency	3.0
Total	22.4

Financing
Ivanhoe Electric’s wholly-owned subsidiary, Mesa Cobre, closed a two year senior secured multi-draw bridge facility of $200 million (the “Bridge Facility”) on December 12, 2025. The Bridge Facility is intended to support the development and construction of the Santa Cruz Copper Project. Outstanding amounts under the Bridge Facility will bear interest at our election, either at (i) the forward-looking term rate based on the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York (“Term SOFR”) plus a margin of 5.0%, increasing by 0.5% on each of the 6th, 12th, and 18th month following the closing date, or (ii) the alternate base rate defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the U.S., (b) the federal funds rate plus 0.50%, and (c) one-month Term SOFR plus 1.00%, plus the Applicable ABR Rate (as defined below). Default interest is the applicable rate plus 2.00% per annum. “Applicable ABR Rate” means (i) until (and including) June 30, 2026, 4.00% per annum, (ii) from (but excluding) June 30, 2026 and until (and including) December 31, 2026, 4.50% per annum, (iii) from (but excluding) December 31, 2026 and until (and including) June 30, 2027, 5.00% per annum, and (iv) thereafter, 5.50% per annum. Interest is payable on the last business day of each fiscal quarter, beginning March 31, 2026. Mesa Cobre is permitted to make optional prepayments, and is required to make prepayments equal to the cash proceeds of any new indebtedness (other than permitted indebtedness). Mesa Cobre owes customary agent and arranger fees under fee letters and a commitment fee equal to 25% of the then Applicable SOFR Rate on the unused commitments, payable on each interest payment date.
In connection with the Bridge Facility, (i) Mesa Cobre entered into a security agreement with the Collateral Agent which granted a first priority lien on substantially all of its assets, subject to customary exceptions, (ii) Ivanhoe Electric guaranteed Mesa Cobre’s payment obligations pursuant to a guaranty agreement in favor of the Administrative Agent whereby Ivanhoe Electric agrees to maintain at all times a tangible net worth of not less than $225.0 million, (iii) Ivanhoe Electric pledged its shares of Mesa Cobre pursuant to a pledge agreement between Ivanhoe Electric and the Collateral Agent, and (iv) Mesa Cobre executed a deed of trust and assignment of rents in favor of the Collateral Agent with respect to Mesa Cobre’s real property rights.

Other Properties
At our other U.S. exploration projects, we advanced exploration work programs in 2025. At the Tintic Project, mapping and sampling campaigns were conducted in 2025 to refine precious metal rich replacement exploration concepts. At the Hog Heaven Project, detailed core scanning and analytical work, as well as additional ground magnetotelluric surveying has allowed for scoping of the next round of exploration concepts for future drilling. At the Gleeson Project, we conducted data compilation and land consolidation and began exploration drilling.

Tintic Project, Utah

The Tintic Project is located near the City of Eureka, approximately 95 km south of Salt Lake City, and can be accessed from U.S. Highway 6, approximately 30 km west of the Interstate 15 junction. As of December 31, 2025, Ivanhoe Electric holds various types of claims and leases through our wholly-owned subsidiary Tintic Copper & Gold Inc. (TCG) or other subsidiaries. Our holdings at the Tintic Project are comprised of 79.23 km2, consisting of patented claims, unpatented mining lode claims, Utah School and Institutional Trust Lands Association (SITLA) mineral leases, Hardrock Prospecting Permits (HRPP) on Bankhead-Jones lands, and various patented claims subject to lease or lease and option agreements.
To retain an unpatented claim on federal land in the USA, a $200 maintenance fee per claim is due annually by September 1st. Based on the current landholding this amounted to $41,200 in annual payments for claim retention at the Tintic Project.
In 2025, certain lands on which TCG has valid unpatented mining claims were transferred to the State of Utah. The cost to maintain claims with the State of Utah is a $100 maintenance per claim, due by December 31 each year. Based on the current landholding this amounted to $29,200 in annual payments for claim retention.
Ivanhoe Electric is a party to various lease and option agreements with land and mineral rights holders throughout the Project area. The estimated annual cost of lease payments is $189,000.

Map: Claims and leases at the Tintic Project.

Royalties. Significant portions of the patented and unpatented mining lode claims are subject to NSR royalty agreements, ranging between 1% and 4%, which would be payable upon production and sale of product, i.e., there are no advance royalties.
Map: Royalties at the Tintic Project.

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

Exploration activities in 2025 included a surface mapping campaign over Sioux Peak, re-logging of several drill holes, and the generation of a drill program targeting carbonate replacement deposits.

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
In 2021, we entered an earn-in agreement with Brixton Metals Corporation (“Brixton”). Brixton owns the Hog Heaven Project through its subsidiary Brixton USA, covering an area of 24.32 km2 through the following interests: 2.59 km2 of deeded fee simple land both surface and minerals and 14.06 km2 of fee simple mineral rights. The balance, 7.67 km2, is held via lease of three parcels owned by the Chester Company Ltd.
In 2024, Ivanhoe Electric leased a further 4,925 acres of private surface and mineral rights at the Hog Heaven Project from a private owner, advancing additional consolidation of the district and providing additional access to areas prospective for porphyry systems. This lease is effective for an initial 10 year term and can be extended by up to three consecutive ten-year terms.
Ivanhoe Electric’s estimated annual cost of future payments to retain the agreements is $137,680. One milestone payment of $1,000,000 is required in 2026 as part of the earn-in agreement with Brixton.

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
2 Km
N
Projection: NAD83 UTM Zone 12N

Ivanhoe ELECTRIC | HOG HEAVEN MONTANA, USA

Exploration activities in 2025 included a magnetotelluric geophysical survey and relogging of core from the 2023-2024 drill program. A follow-up drill program is planned for 2026 to explore for porphyry copper mineralization at depth.

Gleeson Project
The Gleeson Project is an exploration stage project and comprises 268 unpatented federal lode claims, 10 Arizona State Land Department mineral exploration permits, four leases with option, one lease, and one parcel of fee simple land as of December 31, 2025, totaling 37.72 km2.
The Project is located within the historic Courtland-Gleeson mining district (actively mined from 1890-1957) in south-eastern Arizona, which comprises copper-gold-silver-zinc-lead carbonate-replacement deposits hosted in Paleozoic carbonate rocks, intruded by a series of Jurassic intrusions. Exploration is aimed at determining if porphyry copper and carbonate-replacement mineralization is present at depth adjacent to the known fault-displaced mineralization in the historic mining district. Mapping and sampling was progressed across private land within the historic mining district. Drilling is ongoing, having commenced in November 2025, with 1,496.63 meters drilled in two holes as of December 31, 2025.
BHP- Ivanhoe Electric Exploration Alliance (the “BHP Alliance”)
On May 7, 2024, we entered into an Exploration Alliance Agreement with BHP Mineral Resources Inc. (“BHP”) for the exploration of mutually agreed “Areas of Interest” in the United States to identify copper and other critical metal exploration opportunities within those Areas of Interest that may become 50/50 owned joint ventures. The initial Areas of Interest are in New Mexico, Arizona, and Utah.
The Exploration Alliance Agreement is for a term of three years, which may be extended upon mutual agreement. BHP has agreed to provide initial funding of $15 million, and any subsequent funding would be on a 50/50 basis. The Exploration Alliance Agreement contemplates two stages – a Project Generation Phase and a Joint Venture Phase. A subsidiary of Ivanhoe Electric will be the operator during the Project Generation Phase and the operator of a project in the Joint Venture Phase will be mutually agreed upon in the future. During the Project Generation Phase, the parties will conduct early-stage generative exploration activities in the six initial Areas of Interest. The goal of these initial activities is to identify and stake mineral rights within the Areas of Interest to form a project and/or acquire such mineral rights from third parties. For each Area of Interest, an Area of Interest LLC will be created to hold the applicable rights and engage in all early-stage exploration. A subsidiary of Ivanhoe Electric will initially own 100% of each Area of Interest LLC. If agreed by the parties, an Area of Interest will be progressed to the Joint Venture Phase, resulting in the creation of a Joint Venture with 50/50 ownership. The purpose of the Joint Venture Phase is to further explore and evaluate the exploration results to assess its technical and economic merit, and if agreed upon, to develop and operate a mine and associated infrastructure. During the Joint Venture Phase, each Party will contribute pro rata to their respective interest in the Joint Venture in accordance with the applicable Joint Venture documents, with each party having the right to take any product from the Joint Venture in kind in proportion to its equity interest existing at the relevant time.
As of December 31, 2025, staking has occurred on one Area of Interest (AOI) in New Mexico and on one AOI in Arizona.
Ivanhoe Electric provided access to one of the new Generation 2 Typhoon™ systems and a 2D Typhoon™ survey was completed at an AOI in Utah and two 3D Typhoon™ surveys were completed on an AOI in Arizona.
Results from the 3D Typhoon™ survey have resulted in a drill program at the surveyed AOI in Arizona. As of December 31, 2025, approximately 1,600 m have been drilled. The drill program is planned to continue into 2026.

Bristol
The Bristol Project is an exploration stage project and comprises 353 unpatented federal lode claims in Nevada. The Project is hosted in Paleozoic quartzite, shale, and overlying carbonate rocks. The sedimentary sequence was intruded by Oligocene porphyry dikes associated with the western end of the Wah Wah-Tushar magmatic trend (Pioche-Marysvale mineral belt). Mineralization at surface consists of copper-lead-zinc carbonate replacement deposits hosted in Cambrian Carbonate rocks. Subsequent Tertiary extensional normal faulting has dissected and offset the mineral system. Exploration is aimed at determining if a productive porphyry copper-molybdenum-gold system is present at depth.

Lomitas Negras
The optioned Lomitas Negras Project is an exploration stage project and comprises four Arizona State Mineral Exploration Permits over covered basin, concealing Laramide age intrusive rocks prospective for porphyry copper deposits and related mineralization. The area shares some analogs to the nearby San Manuel-Kalamazoo porphyry district.
The Lomitas Negras Project is one of four projects optioned by Ivanhoe Electric from Bronco Creek Exploration Inc. in November 2025. The other projects are the Globe-Miami Projects described below. For each project, Ivanhoe Electric has the right to acquire 100% over an eight-year option period by making aggregate annual payments of up to $2.3 million, and cumulative aggregated exploration expenditures of up to $10.8 million in aggregate on all four optioned projects. Following completion of the payments at each project, Ivanhoe Electric has the right, but not the obligation, to exercise each option and acquire 100% of the relevant project. Ivanhoe Electric may also drop an option at any time without further payment.
Should an option be exercised and Ivanhoe Electric acquires the project, it will convey a 2.5% net smelter return royalty to Bronco Creek but will retain the right to buy-down up to 0.5% of each NSR for $4 million per project over staged payments prior to the commencement of commercial production. Ivanhoe Electric will also be required to make certain pre-production and project development milestone payments following exercise of an option and prior to commercial production.

Globe - Miami
Ivanhoe Electric has optioned three projects in the Globe-Miami area of Arizona: Sleeping Beauty, Dragon’s Tail, and Copper King.
Sleeping Beauty comprises 291 unpatented federal lode claims land and is hosted in Precambrian Granite overlain by late Precambrian sedimentary rocks variably intruded by diabase. These are overlain by Paleozoic carbonate rocks. Host rocks intruded by Laramide Age (64 Ma) stocks and porphyry dikes, with related copper (-molybdenum) mineralization. Exploration is aimed at determining if there is fault-displaced mineralization offset from the nearby Copper Cities deposit, owned by BHP.
Dragon’s Tail comprises 169 unpatented federal lode claims near the Resolution Copper Project, owned by Resolution Copper (A Rio Tinto and BHP Joint Venture). The Project is hosted in Proterozoic Apache Group supra-crustal rocks, diabase sills, and Paleozoic carbonates (same host rocks as the Resolution Copper deposit) overlain with post-mineral Tertiary volcanics. Exploration is aimed at determining if porphyry copper mineralization is present.
Copper King comprises 232 unpatented federal lode claims near the Resolution Copper Project, owned by Resolution Copper. As with Dragon’s Tail, the Project is hosted in Proterozoic Apache Group supra-crustal rocks, diabase sills, and Paleozoic carbonates (same host rocks as the Resolution Copper deposit) overlain with post-mineral Tertiary volcanics. Exploration is aimed at determining if porphyry copper mineralization is present.

International
Saudi Arabian Joint Venture
In 2023, Ivanhoe Electric and Maaden established a Saudi Arabian exploration Joint Venture (the “Joint Venture”) through the limited liability company, Saudi JVCo, to unlock the significant mineral potential in Saudi Arabia. The Joint Venture has at the date of this annual report exclusive access to explore approximately 50,000 km2 of underexplored land on the Arabian Shield that Maaden has made available to the Saudi JVCo.

Map: Location of the Ivanhoe Electric Maaden Joint Venture within the country of Saudi Arabia.

On September 2, 2025, the Company announced that Maaden had made available an additional 1,345 km2 of exploration licenses to the Joint Venture, including the Musayna’ah, La Huf, Mahd, and Baara Exploration Licenses.
The Musayna’ah Licenses, totaling 946 km2, encompass an area exhibiting the characteristics and widespread mineralization and alteration assemblages typical of iron oxide copper gold (IOCG) deposits. Exploration work by Maaden has defined several large areas of highly anomalous copper in soil geochemistry, where earlier exploration drilling intersected widespread low-grade copper mineralization, and localized higher-grade domains associated with structures. Only a small portion of the approximately seven-kilometer-long main anomalous footprint has been explored.
The La Huf, Mahd, and Baara Exploration Licenses (the “Mahd Area Licenses”) comprise 399 km2 adjacent to Maaden’s Mahd Ad Dhahab gold mine, known as the “Cradle of Gold,” and which has been in production for over 3,000 years. Historical exploration by Maaden included shallow drilling primarily aimed at defining near-surface gold deposits, which intersected gold mineralization with associated copper and zinc. The licenses are prospective for additional precious and base metal mineralization beneath the limits of shallow historical drilling.
For full year 2025, the Joint Venture has completed approximately 933 square kilometers (1,270 square kilometers to date) of geophysical surveys using the Company’s advanced Typhoon™ system and drilled four holes totaling approximately 2,130 meters (16 holes for 10,461 meters to date) across the Al Amar Belt, and seven holes totaling 2,282 meters across the Wadi Bidah Belt. Drilling at Al Amar hit narrow intervals of low- to high-grade base and precious metals mineralization associated with Typhoon™-identified anomalies at depths of up to one kilometer.
For 2026, the Joint Venture plans to continue Typhoon™ surveying at the Wadi Bidah, Musayna’ah, and Mahd Licenses. The Joint Venture will also start large scale surveying in the new Dhiran licenses, which was awarded to the Joint Venture in the Ministry of Mines’ “Tender Round 9” process run in late 2025. The Dhiran licenses are the only exploration licenses owned by the Joint Venture and are not made available to the Joint Venture from Maaden. Surveying will also take place on the platform licenses, starting with Ar Rayn B. This surveying is in addition to ongoing geological work, geochemical sampling, ground gravity and ground magnetic surveying. Drilling is currently underway at the Wadi Bidah area, and is being planned for Bir Umq, Mussayna’ah, Dhiran and the Platform later in the year.

Ivory Coast Nickel-Copper Project, Ivory Coast (the “Ivory Coast Project”)
The Ivory Coast Project is located approximately 650 road km northwest of Abidjan, Ivory Coast. As of December 31, 2025, our 69.1% interest in the Ivory Coast Project was held through our 22.7% equity interest in Sama and our 60% interest in the SNC joint venture described below. In 2024 we completed our 60% earn-in into SNC and as at December 31, 2025, we directly owned 60% of the joint venture entity SNC.
The Ivory Coast Project consists of four exploration permits and one exploration permit application owned by SNC, which is the joint venture vehicle in which we are partnering with Sama to advance the Ivory Coast Project, which cover a total of 839.03 km2 Two of the exploration permits are held in a 66 2/3 / 33 1/3 joint venture with Société pour le Développement Minier de la Côte d’Ivoire (SODEMI), a parastatal organization established by the Ivory Coast and which together cover 319 km2 of the Ivory Coast Project.
In April 2018, pursuant to an investment agreement, Sama granted to us a right to nominate to the Sama board of directors two (2) directors as long as our shareholding interest of Sama remains above 10% but less than 50%, and four (4) directors if our shareholding rises to greater than 50%. Mr. Quentin Markin and Mr. Terry Krepiakevich are our director representatives on the board of Sama.

The Mineral Resource estimate for the Ivory Coast Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Glen Kuntz, P. Geo., our non-independent Qualified Person, reviewed and confirmed that the estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2025.

Map: Location of the Ivory Coast Project within the country Ivory Coast.

The 2025 exploration program included plans for 4,500 m of diamond drilling as well as updated environmental and social baseline studies to support Project advancement toward a mining permit application. Approximately 840 m of exploration drilling were completed at the Mossikro Prospect 10 km to the south-southwest of the existing mineral resources. Drilling was also conducted to the southwest of the Samapleu Extension Deposit. The remaining drilling is anticipated to take place in 2026.

Alacrán Copper-Gold Project, Colombia (the “Alacrán Project”)
On July 31, 2017, we (then HPX) entered into an investment agreement with Cordoba. Under that agreement, Cordoba granted us a right to nominate directors to its board of directors based on our pro rata interest in Cordoba. The investment agreement provides for our nominees to the Cordoba board to be reduced to less than a majority of the directors if our ownership interest in Cordoba is diluted to below 50%, with further proportional reductions thereafter. Assuming the board of Cordoba is comprised of seven directors and we hold a 50% or greater interest in Cordoba, we are entitled to nominate four directors, with at least one of such nominees being independent. We owned 60.8% of Cordoba as of December 31, 2025 and had nominated four directors to the Cordoba board: Quentin Markin, Jordan Neeser, Glen Kuntz and Terry Krepiakevich.
On May 8, 2023, Cordoba closed on a strategic arrangement with JCHX, whereby JCHX, through a wholly owned subsidiary, acquired a 50% ownership interest in CMH Colombia S.A.S. (“CMH”), a company existing under the laws of Colombia, for aggregate consideration of $100 million. As of July 4, 2025, JCHX had paid $100 million pursuant to the terms of the arrangement, including the final payment of $20 million received after waiving the condition of the approval of an Environmental Impact Assessment (“EIA”) by the relevant Colombian Government authority.

On May 8, 2025, Cordoba, signed a definitive Framework Agreement for the sale of the Company’s remaining 50% interest in the Alacrán Copper Project to a consortium of investors including JCHX (“JCHX Consortium”), a 19.2% shareholder of Cordoba, for up to $128 million, consisting of $88 million in cash on closing, $12 million in a deferred payment, and up to $28 million in a contingent payment depending on the copper price at the time of commercial production. The closing of the transaction was contingent upon the approval of the EIA.
On February 10, 2026, the agreement was amended to, among other things, provide for the full $128 million purchase price to be paid at closing and remove any post-closing payments, waive the closing condition of an Environmental Impact Assessment, add a new closing condition of JCHX shareholder approval, and extend the outside date to March 10, 2026. Cordoba has also agreed to use commercially reasonable efforts to distribute to its shareholders the net proceeds after satisfying all liabilities and obligations, subject to required approvals, such that $10 million will remain in Cordoba.
Following the closing of the transaction, Cordoba will continue to be a publicly listed company on the TSX Venture Exchange and will undertake a search for new business development opportunities. The Company will continue to hold the majority of Cordoba’s shares. See “Risk Factors — Risks Relating to Our Operations — There is no guarantee that the sale transaction will close or the payments due under the agreement for the sale of Cordoba’s remaining interest in the Alacrán Copper Project will be received.”
The Alacrán Project is situated in the municipality of Puerto Libertador, which is approximately 390 km northwest of Bogotá, and 160 km north of Medellín in Colombia, amongst 22 mining concessions owned by CMH or its affiliates, of which, 5 licenses are part of the Alacran Project. Cordoba conducted several exploration programs between 2012 and 2023, consisting of geological mapping, geochemical sampling, geophysical surveys, and various drilling campaigns, that supported the completion of the technical studies in 2019, 2022 and 2023, which marks the beginning of the development phase for the Alacran Project.

Map: Location of the Alacrán Project within the country of Colombia.

-80.48
-78.68
-76.88
-75.08
-73.28
-71.49
-69.69
11.48
9.68
7.88
6.09
N
CARIBBEAN SEA
PANAMA
TOLU PORT
THE ALACRAN
PROJECT
VENEZUELA
MEDELLIN
COLOMBIA
PACIFIC
OCEAN
BOGOTA
0
100
200
Km
cordoba
MINERALS

The Mineral Resource and Mineral Reserve estimate for the Alacrán Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Glen Kuntz, P. Geo., our non-independent Qualified Person, reviewed and confirmed that the projected economics and the Mineral Resource estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2025. Colin Shaw, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2025.

Pinaya Copper-Gold Project, Peru (the “Pinaya Project”).
The Pinaya Project is 100% owned by Ivanhoe Electric through Ivanhoe Electric’s subsidiary Kaizen Discovery Peru (Kaizen). Kaizen filed an NI 43-101 technical report for the Pinaya Project, titled “Pinaya Gold-Copper Project Technical Report” and which was prepared jointly by Brian Cole, P.Geo, and Ronald Simpson, P.Geo,, with an effective date of April 26, 2016 (“Pinaya Technical Report”), which is available on SEDAR. Scientific and technical information in this section regarding the Pinaya Project is based upon, or in some cases extracted from, the Pinaya Technical Report.

The Mineral Resource estimate for the Pinaya Project is set forth below, under the heading “Mineral Resources and Mineral Reserves”. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimate satisfied S-K 1300 standards and remained accurate as of December 31, 2025.
Map: Location of the Pinaya Project within the country of Peru.

Late Eocene - Early Oligocene Porphyry Belt
Late Paleocene - Early Eocene Porphyry Belt
Exploration/development project
Operating mine
City
CUSCO
Cotabambas
Las Bambas
Haquira
Antilla
Los Chancas
Trapiche
Constancia
NAZCA
Tintaya
Coroccohuayco
Antapaccay
Quechua
Mina Justa
Peru
Bolivia
Pinaya
Titicaca Lake
Zafranal
Chucapaca
AREQUIPA
Cerro Verde
Tia Maria
Los Calatos
Cuajone
Toquepala
Quellaveco
Ecuador
Colombia
Brazil
Peru
LIMA
AREQUIPA
N
Pacific
Ocean
Chile
0
100
km

Summary
Our portfolio of mineral exploration projects and equity investments are summarized in the tables below.
Table: United States Mineral Exploration Projects as of December 31, 2025.

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
Santa Cruz Copper	Arizona, USA Surface 24.04 km2	Development	100% of surface rights	Mesa Cobre Holding Corp., a wholly-owned subsidiary (surface rights)	Copper	Fee Simple land, unpatented mining claims; Arizona State exploration permits	Mineral Resource and Reserve	Not in production
	Mineral 75.66 km2	Development	100% of the mineral title	Mesa Cobre Holding Corp., a wholly owned subsidiary (remaining titles)

Tintic	Utah, USA 79.23 km2	Exploration	Options and lease rights to 100% of the mineral title by acreage	Tintic Copper & Gold, Inc., a wholly-owned subsidiary	Copper Gold	Patented and unpatented mining claims; SITLA leases, Hardrock Prospecting Permit leases, and SITLA applications	n/a	Not in production

Hog Heaven	Montana, USA 69.5 km2	Exploration	1.6% equity ownership of Brixton Metals Corporation 0.1% ownership in Brixton USA, with earn-in up to a 75% project interest	Brixton USA Corp. (joint venture company), a subsidiary of Brixton	Copper Silver Gold	Fee simple mineral rights, owned and leased, fee simple surface	n/a	Not in production

Gleeson	Arizona, USA 37.72 km2	Exploration	100% Ownership	Diamondback Copper, LLC. and IE Montana Holdings Corp., wholly owned subsidiaries	Copper	Unpatented mining claims; Arizona State exploration permits; owned and leased lands; Fee Simple land	n/a	Not in production

BHP Alliance	New Mexico, USA 45.05 km2 Arizona, USA 77.03 km2	Exploration	100% Ownership	Sand Hill Exploration, Inc., a wholly owned subsidiary	Copper	Owned or optioned unpatented mining claims	n/a	Not in production

Bristol	Nevada, USA 26.62 km2	Exploration	100% Ownership	Ivanhoe Electric Nevada Holdings Inc., a wholly owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Perseverance	Arizona, USA 116.23 km2	Exploration	60.8% shareholder in Cordoba, which has 51% ownership - 31.8% ownership interest	MMDEX LLC a joint venture company between Cordoba and Bell Copper Corp.	Copper	Fee simple, Arizona State Mineral Exploration Permits	n/a	Not in production

Lomitas Negras	Arizona, USA 10.11 km2	Exploration	Option for 100% Ownership	Mesa Cobre Holding Corp., a wholly-owned subsidiary	Copper	Arizona State Mineral Exploration Permits	n/a	Not in production

Sleeping Beauty	Arizona, USA 29.13 km2	Exploration	Option for 100% Ownership	Mesa Cobre Holding Corp., a wholly-owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Dragon’s Tail	Arizona, USA 12.82 km2	Exploration	Option for 100% Ownership	Mesa Cobre Holding Corp., a wholly-owned subsidiary	Copper	Unpatented mining claims	n/a	Not in production

Copper King	Arizona, USA 17.33 km2	Exploration	Option for 100% Ownership	Mesa Cobre Holding Corp., a wholly-owned subsidiary	Copper	Fee simple, Arizona State Mineral Exploration Permits	n/a	Not in production

Table: International Mineral Exploration Projects as of December 31, 2025.

Project Name	Location and Project Size	Stage of Development	Ivanhoe Electric Interest and Nature of Interest	Title Holders / Operator	Primary Minerals	Nature of Mineral Title	Mineral Resources/ Reserves	Aggregate Annual Production – Last 3 Fiscal Years
Saudi Arabia	Saudi Arabia 50,047.64 km2	Exploration	50% ownership of Joint Venture with Maaden	Maaden/Ivanhoe Electric	Base Metals Precious Metals	Exploration license or application	n/a	Not in production

SQM Collaboration	Antofagasta, Chile 2,002 km2	Exploration	0% IE ownership with option to 50% on a qualifying copper discovery	SQM and affiliates	Copper	Mining concessions	n/a	Not in production

Alacrán	Colombia 104.6 km2	Development	Shareholder in Cordoba	Cordoba	Copper Gold Silver	Construction and Assembly; Exploration licenses	Mineral Resource & Mineral Reserve	Not in production

Ivory Coast Project	Ivory Coast 1,125 km2	Exploration	60% ownership of the Ivory Coast Project; Shareholder in Sama	Société pour le Développement Minier de la Côte d’Ivoire	Nickel Copper Cobalt PGE	Exploration license	Mineral Resource	Not in production

Pinaya	Peru 100.65 km2	Exploration	100% ownership	Canper Exploraciones S.A.C.	Copper Gold	Concession	Mineral Resource	Not in production

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
Table: Mineral Project Obligations and Payments 2026 - 2032, as at December 31, 2025 ($ thousands).

Mineral Project	Commitment	2026	2027	2028	2029-2032	2026-2032 Total
Hog Heaven	Discretionary	$1,000	$1,000	$1,727	$15,000	$18,727
Tintic	Discretionary	335	125	120	350	930
Gleeson	Non-discretionary	652	—	—	—	652
Gleeson	Discretionary	494	39	1,057	403	1,993
Copper King	Discretionary	25	50	650	3,550	4,275
Dragon's Tail	Discretionary	25	50	650	3,550	4,275
Lomitas Negras	Discretionary	15	15	225	1,345	1,600
Sleeping Beauty	Discretionary	25	25	450	2,475	2,975
Perseverance (Cordoba)	Discretionary	8,169	—	—	—	8,169
Total		$10,740	$1,304	$4,879	$26,673	$43,596

Mineral Resources and Reserves
Below is a summary table of estimated in situ Mineral Resources as at December 31, 2025, which are presented on an attributable basis, exclusive of Mineral Reserves.

Company	Deposit	Attributable Ownership of Deposit	Category	Attributable Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Ivanhoe Electric Inc.- Mesa Cobre Inc.[1]	Santa Cruz	100.0%	Indicated	178,451,000	0.80	—	0.024	1.43	1,435,000	—	139,000	8,211,000	Arizona,U.S.	Copper
			Inferred	31,998,000	0.73	—	0.021	1.78	232,000	—	21,000	1,832,000
	East Ridge		Indicated	4,407,000	0.94	—	0.015	0.71	41,000	—	2,000	101,000
			Inferred	48,676,000	0.89		0.006	0.40	436,000	—	9,000	623,000
	Texaco		Inferred	341,345,000	0.78	—	0.028	0.81	2,664,000	—	302,000	8,850,000
Ivanhoe Electric Inc. - Kaizen Discovery Peru SAC[2]	Pinaya	100.0%	Measured	8,204,000	0.326	—	0.600	—	27,000	—	158,000	—	Peru	Copper Gold
			Indicated	33,487,000	0.324	—	0.462	—	108,000	—	497,000	—
			Inferred	40,216,000	0.360	—	0.300	—	145,000	—	388,000	—
Sama Nickel Corporation Inc.[3,4]	Samapleu Main	69.1%	Indicated	10,536,000	0.22	0.26	0.04	—	24,000	27,000	13,000	—	Ivory Coast	Nickel Copper
			Inferred	14,747,000	0.21	0.25	0.04	—	30,000	37,000	17,000	—
	Samapleu Extension		Indicated	355,000	0.16	0.25	0.02	—	600	1,000	300	—
			Inferred	7,522,000	0.22	0.28	0.02	—	16,000	21,000	6,000	—
	Grata		Indicated	2,519,000	0.29	0.28	0.04	—	7,000	7,000	4,000	—
			Inferred	46,485,000	0.25	0.24	0.04	—	115,000	113,000	57,000	—
	Sipilou Sud		Inferred	1,448,000	—	1.75	—	—	—	25,000	—	—
Cordoba Mineral Corp.[5]	Alacran	31.2%	Indicated	475,000	—	—	0.28	0.88	—	—	4,000	13,000	Colombia	Copper Gold Silver
			Inferred	9,934,000	0.20	—	0.25	1.10	20,000	—	81,000	343,000
Total[6]			Measured	8,204,000	—	—	—	—	27,000	—	158,000	—	—	—
			Indicated	230,230,000	—	—	—	—	1,615,600	35,000	659,300	8,325,000	—	—
			Inferred	542,371,000	—	—	—	—	3,658,000	196,000	881,000	11,648,000	—	—
Below is a summary table of estimated in situ Mineral Reserves as at December 31, 2025, which are presented on an attributable basis.

Company	Deposit	Attributable Ownership of Deposit	Category	Tonnes	Total Cu (%)	Ni (%)	Au (g/t)	Ag (g/t)	Attributable Contained Cu (tonnes)	Attributable Contained Ni (tonnes)	Attributable Contained Au (oz)	Attributable Contained Ag (oz)	Geographic Area	Resource Category
Ivanhoe Electric Inc.- Mesa Cobre Inc.[7]	Santa Cruz	100.0%	Probable	132,061,000	1.08	—	—	—	1,430,000	—	—	—	Arizona, U.S.	Copper
	East Ridge		Probable	4,112,000	1.03	—	—	—	42,000	—	—	—
Cordoba Mineral Corp.[8]	Alacran	31.2%	Probable	30,560,000	0.41	—	0.23	2.63	126,000	—	230,000	2,586,000	Colombia	Copper Gold Silver
Total	—	—	Probable	166,733,000	—	—	—	—	1,598,000	—	230,000	2,586,000	—	—

1S-K Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona, dated June 23, 2025 • The mineral resources in this estimate were independently prepared, including estimation and classification, by BBA USA Inc., and are reported in accordance with the definition for mineral resources in S-K 1300. • Mineral resources that are not mineral reserves do not have demonstrated economic viability. • Mineral resources constrained assuming underground mining methods for the Santa Cruz deposit are reported at an NSR cutoff of US$32.00 for heap leach and US$34.00 for concentrator; Texaco deposit is reported at a NSR cutoff of US$32.00 for heap leach and US$34.00 for concentrator; and East Ridge deposit is reported at a NSR cutoff of US$40.00 for longhole stoping and US$50.00 for drift and fill. The cutoff reflects the total operating costs to define reasonable prospects for economic extraction by conventional underground mining methods. Material from within mineable shape-optimized wireframes has been included in the mineral resource. Underground mineable shapes optimization parameters include a long-term copper price of US$4.00/lb, gold price of US$1,900/oz, and silver price of US$24.00/oz. Process costs of US$7.00 to US$9.00 per processed tonne; direct mining costs between US$22.00 to US$40.00 per processed tonne reflecting various mining method costs (leach, long hole or drift and fill), mining general and administration costs of US$2.63 per processed tonne, onsite processing costs between US$31.63 to US$49.63 per processed tonne, along with variable royalties between 5.01% to 6.96% NSR, and a mining recovery of 100%. • Mineral resources are estimated using metallurgical recoveries for heap leach of 96% for acid soluble copper, 83% for cyanide soluble copper, 22% for residual copper, 0% for gold and 0% for silver. Recoveries for concentrator are 0% for acid soluble copper, 90% for cyanide soluble copper, 90% for residual copper, 59% for gold, and 69% for silver. BBA, our independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above remained accurate as of December 31, 2025.
2Kaizen Discovery Inc. Copper‐equivalent grade estimate based on $2.84/lb copper and $1,236/oz gold. Mineral Resources are reported at cut‐off grades of 0.25 g/t Au and 0.3% Cu Equivalent and average metallurgical recoveries of 80%. Ronald G. Simpson, P.Geo., an independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards and remained accurate as of December 31, 2025.
3Sama Nickel Corporation Inc. Assumptions include NSR Cut-off grade of $16.34/t milled; long-term metal prices of $3.75/lb Cu, $8.70/lb Ni, and $1,690/oz Au; mining costs of $1.68/t Saprolite, $2.26/t Fresh, $0.05/t incremental and $0.09/t sustaining capital, $13.02/t milled processing cost, $.3.32/t milled G&A, treatment charge of $105/t Cu concentrate and $346/t concentrate Ni; and metallurgical recoveries varied based on concentration and grade. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 and in footnote 4 standards remained accurate as of December 31, 2025.
4Sama Nickel Corporation Inc. The Mineral Resource Estimate includes an inferred estimate for the Sipilou Sud laterite deposit including 2,095,000 tonnes of laterite at 1.75% nickel and 0.05% cobalt at a cut-off grade of 1.10% nickel. The deposit has an estimated 37,000 tonnes of nickel and 1,000 tonnes of cobalt.

5Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacrán Project, in Colombia, Mineral Resource effective December 18, 2023 - NSR cut-off grade varied from $2.08/t to $9.88/t milled based on processing, and G&A costs as well as the recoveries in different unit, long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Glen Kuntz, P.Geo., our non-independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2025. Cordoba entered into an agreement to sell its remaining 50% interest in the Alacrán Project on May 8, 2025, which was amended on February 10, 2026.
6Total inferred Mineral Resources include an inferred estimate for the Sama Nickel Corporation Inc. Sipilou Sud laterite deposit including 2,095,000 tonnes of laterite at 1.75% nickel and 0.05% cobalt at a cut-off grade of 1.10% nickel. The deposit has an estimated 37,000 tonnes of nickel and 1,000 tonnes of cobalt.
7S-K Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona, dated June 23, 2025 • The mineral reserves were independently prepared, including estimation and classification, by BBA USA Inc. They are reported in accordance with the definitions for mineral reserves in S-K 1300. • The point of reference for the estimate is the point of delivery to the process facilities. • Mineral reserves are defined within stope designs that are prescribed by rock mechanics, considering the specific characteristics of deposits, mineral domains, mining methods, and the mining sequence. Transverse longhole stoping is the optimal mining method with uppers and cut & fill methods used where appropriate. Mining will occur in blocks, extracting ore from the bottom upwards, with paste backfill providing ground support to sustain a production rate of 20,000 tonnes per day for the first 15 years of operation. • Mineral reserves are estimated at an NSR cutoff value of $43.95/t for longhole stoping and $60/t for longitudinal retreat stopes and drift and fill. The NSR values reflect the discrete metallurgical responses for each mineral reserve block using metallurgical recoveries for heap leach of 96% for acid soluble copper, 83% for cyanide soluble copper, 22% for residual copper. Underground mineable shapes optimization parameters include a long-term copper price of US$4.00/lb. • Mineral reserves account for mining loss and dilution. 6. Mineral reserves are a subset of the indicated mineral resource and do not include the inferred mineral resource. • BBA, our independent Qualified Person, reviewed and confirmed that the Mineral Resource estimates presented in the table above remained accurate as of December 31, 2025.
8Cordoba Minerals Corp. NI 43-101 Technical Report & Feasibility Study, Alacran Project, in Colombia, Mineral Reserve effective October 21, 2021 - Open pit cut-off value varied from $2.07/t to $10.26/t milled based on processing, and G&A costs as well as the recoveries in different units. Long term metal prices of $3.80/lb Cu, $1,690/oz Au, and $22.50/oz Ag. Colin Shaw, P.E., our non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates presented in the table above satisfy S-K 1300 standards remained accurate as of December 31, 2025. Cordoba entered into an agreement to sell its remaining 50% interest in the Alacran Project on May 8, 2025, which was amended on February 10, 2026.

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

Type	Short title	Country	Grant Date	Grant Number	Expiration Date
Patent	Current signal generator and method of implementing such a generator	France	16/02/2018	FR2980653	22/09/2031
		Australia	05/01/2017	AU2012311429	21/09/2032
		Brazil	19/01/2021	BR112014006276	21/09/2032
		Canada	22/05/2018	CA2849558	21/09/2032
		Indonesia	03/02/2026	N/A	21/09/2032
		Turkey	21/04/2015	TR201403350B	21/09/2032
		USA	28/02/2017	US9584037	18/09/2033
Patent	Current generator and method for generating current pulses	France	04/04/2014	FR2988933	30/03/2032
		Australia	02/02/2017	AU2013241675	29/03/2033
		Canada	08/09/2020	CA2869170	29/03/2033
		Chile	30/10/2018	CL56649	29/03/2033
		Peru	20/05/2019	PE9489	29/03/2033
		USA	28/06/2016	US9379636	03/06/2033
Patent	Switch and system to inject current	France	28/01/2022	FR3105446	20/12/2039
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

Figure: Schematic of Typhoon™ at work.
We currently have four 1st Generation Typhoon™ units and six 2nd Generation Typhoon™ units, which allow us to evaluate multiple prospects at any given time. Three of the 2nd Generation units are owned by the Saudi JVCo and used under license. One 2nd Generation unit is dedicated to the Exploration Alliance with BHP. A second 2nd Generation unit is dedicated to the Collaboration with SQM.
The data processing and artificial intelligence software developed by our subsidiary CGI complements our Typhoon™ technology and represents the only software product that can efficiently process the full spectrum of geophysical data produced by Typhoon™.
Computational Geosciences

CGI is headquartered in Vancouver, British Columbia, Canada. It was founded in 2010 in order to capitalize on advanced software technology developed at the University of British Columbia that was designed to improve mineral exploration. The technology has undergone significant improvements over the years and extended its market reach into the oil & gas sector as well as geothermal and water exploration activities. As of December 31, 2025, we owned 94.3% of CGI’s outstanding shares while 5.6% are equally held by CGI’s two co-founders. CGI was co-founded by Livia Mahler B.Sc., MBA, who currently serves as a Senior Business Advisor, and Dr. Eldad Haber Ph.D., who currently serves as CGI’s Chief Technology Officer, and is a professor at the University of British Columbia.
CGI’s technology consists of sophisticated software codes and artificial intelligence tools (“AI”). The software codes are used to process geophysical data (including that generated by Typhoon™) in order to build accurate 3D subsurface images that indicate the presence of various metals and minerals, as well as hydrocarbons, geothermal sources, and water reservoirs. The AI tools use machine learning networks and proprietary deep-learning algorithms that analyze vast amounts of geoscientific data to generate prospectivity maps for greenfields and brownfields mineral exploration.
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
CGI applies its services not only to mineral projects but also to the global energy industry and in the search for underground water resources. In the energy sector, CGI has independently developed and collaborated to deploy a real-time 3D inversion service for resistivity logging-while-drilling (“LWD”) data, significantly optimizing well placement and well completion designs to maximize reservoir productivity. CGI is also able to monitor fluid substitution within reservoirs, whether for enhanced oil recovery or carbon capture and storage. With respect to the identification of underground water resources, CGI’s technology can also be deployed to predict prospective areas or delineate known water aquifers.
CGI does not patent its software codes. CGI owns, maintains and develops codes for magnetics, gravity, DC/IP and electromagnetics. CGI is actively engaged in research and development, and its staff regularly participate in international conferences as authors and co-authors of scientific papers.
CGI’s intention is to grow its client base in the mining and energy sectors for existing geophysical inversion and AI-based services in order to increase its revenue from third-party sources. CGI is actively working on enhancing geophysical inversion codes to improve the accuracy and efficiency of data quality control and to facilitate advanced inversion of Multiphysics datasets. On the AI front, CGI continues to improve the prospectivity mapping approach with new architectures and improved vector outputs. CGI is also building large geoscience databases from vast amounts of publicly available data in various countries and regions of the world in order to use these datasets to map minerals, water, geothermal and other targets. CGI competes with geophysical data processors, airborne and ground surveyors, off-shore surveyors, and AI service providers. These include companies such as TechnoImaging, LLC, Geotech Ltd., Quantec Geoscience, KoBold Metals, ALS (Geoanalytics), and VRIFY.
VRB Energy - Vanadium Redox Flow Technology
In October 31, 2024, VRB Energy, a 90% owned subsidiary of Ivanhoe Electric, closed on a transaction providing for the creation of a 49%/51% joint venture (“VRB Transaction”) between VRB Energy and China Energy Storage Industry Co., Ltd. (“Red Sun”), a subsidiary of privately held Shanxi Red Sun Co., Ltd. Following the VRB Transaction, VRB Energy owns a 49% interest in the joint venture (“VRB China Joint Venture”), which manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.
VRB Energy is also growing and developing its 100% owned subsidiary, VRB USA, an Arizona-based business focused on the development and manufacture of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB USA is currently progressing the build-out of a VRB assembly facility in Mesa, Arizona.
Pursuant to the VRB Transaction, the VRB China Joint Venture was to receive approximately $35.2 million from Red Sun in six tranches by the end of 2025, which was received as of September 30, 2025. In addition, pursuant to the agreement, VRB Energy was due to receive $20 million from Red Sun in two equal tranches, to be completed by June 30, 2025. On February 12, 2025, VRB Energy received the first tranche payment. The second tranche payment is overdue and VRB Energy sent Red Sun a demand letter for prompt payment of the amounts owing and is exploring its options for recourse.
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
The growing demand for renewable energy sources and for systems that can be developed quickly in response to rising demand from datacenters and large commercial and industrial customers is expected to drive the demand for long-duration, long-lasting, safe and reliable vanadium flow batteries as a superior solution to lithium-ion batteries for grid scale energy storage. We believe VRB-ESS® batteries are well-positioned to meet this growing demand as they can be charged and discharged over an almost unlimited number of cycles without wearing out and causing deterioration of the vanadium electrolyte, providing the lowest lifecycle cost of energy of any type of grid scale energy storage. In addition, VRB Energy’s proprietary water-based electrolyte is non-flammable and 100% reusable, presenting a safe solution for customers.

Figure: VRB-ESS® System Overview

Environmental, Health, and Safety Matters
We are committed to creating and enforcing a workplace environment that prioritizes the health and safety of our employees and partners, complies with laws and regulations, and establishes leading practices to promote environmental stewardship and responsible operating procedures. As part of that commitment, in 2024 our Board of Directors established a Health, Safety and Environmental Committee and adopted a Health, Safety and Environmental Policy to establish the framework to help us protect the health and safety of our employees and partners, minimize environmental impacts, and conduct business activities with respect and integrity. In 2025, the Health, Safety and Environmental Committee oversaw the Company’s key health, safety, environmental and social policies and related risks, opportunities and matters affecting the Company’s business.
We are required to comply with numerous environmental laws, regulations and permits in connection with exploration, construction and development work for our projects. We are focused on conducting our mining operations in compliance with all applicable laws and regulations.
Human Capital
We promote the health, safety and well-being of our workforce and strive to further strengthen our commitment to promoting an inclusive and diverse workplace. We believe our workforce is the foundation of our success. Our Board of Directors oversees our policies and implementation programs that govern our approach to management of our human capital, with the HS&E and Compensation and Nominating Committees having oversight of human capital matters, including those relating to health and safety, executive recruitment, retention and development, pay equity, and inclusion and diversity.
As of December 31, 2025, Ivanhoe Electric and its subsidiaries had 286 full time employees. We consider our relationship with our employees to be strong. None of our employees are represented by a labor union or party to a collective bargaining agreement.
History
For a full discussion of the general development of the Company’s business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by reference.
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

We operate no mines. Mineral exploration and mine development are highly speculative in nature, involve many uncertainties and risks and are frequently unsuccessful. Few mineral properties which are explored are ultimately developed into producing mines even if mineralization is identified. Most exploration projects do not result in the discovery of commercially mineable Ore deposits, and anticipated levels of recovery of Mineral Resources and mineral reserves, if any, may not be realized, nor may any identified mineral deposit ever be a commercially mineable (or viable) Ore Body which can be legally and economically exploited. Our exploration programs and activities may therefore not result in the discovery, development or production of a commercially viable Ore Body or mine. Currently, the Santa Cruz Copper Project and the Alacrán Project are our only projects with mineral reserves. As previously disclosed, the amended Cordoba agreement sets the outside date for the close on the sale of Cordoba’s remaining 50% of the Alacrán Project to March 10, 2026.

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

Many of our mineral projects are at the exploration stage and have never been mined by us nor have we produced any revenue from mining operations. We also have no operating history upon which to base estimates of future operating costs, capital spending requirements, site remediation or reclamation costs or asset retirement obligations. Our company has no experience in developing or operating a mine. We may never develop and produce minerals from a commercially viable Ore Body or mine.

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

The Mineral Resource and Mineral Reserve calculations for our projects are only estimates and may not reflect the amount of minerals that may ultimately be extracted from those projects.

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

Our business and financial performance will be significantly affected by fluctuations in the prices of the key minerals we are principally exploring for (copper, nickel, gold, cobalt, platinum group elements, and silver). The prices of these minerals are volatile, can fluctuate substantially, and are affected by numerous factors that are beyond our control, including prevailing interest rates and returns on other asset classes; expectations regarding inflation, monetary policy and currency values; speculative activities; governmental and foreign exchange rate decisions; decisions regarding the creation and disposal of mineral stockpiles; political and economic conditions; structural changes in demand including electrification; the availability and costs of metal substitutes; the location and the demand for products containing these key minerals; technological changes and changes in industrial processes, as well as economic slow-downs or recessions.

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

Title to surface and mineral rights within some of our projects may be uncertain or defective, and for certain of our projects, we do not own all of the mineral or surface rights
At certain of our projects we only own some of the mineral and surface rights. At the Tintic Project, the rights we do not own are held under option agreements or purchase agreements in respect of which title has not yet transferred to us. At the Tintic Project, five vendors continue to hold title to the remaining subsurface and surface rights, pending us making all required payments within the time required. At Hog Heaven, the project is subject to an option to earn-in agreement with Brixton metals, and certain parcels on the project have surface and mineral rights under lease from other private parties. At Gleeson, we have four leases with option to purchase, and at the Globe-Miami and Lomitas Negras projects, we have option agreements with the right to acquire 100% of the projects over an eight-year option period by making annual payments and exploration expenditures. If we do not make all the option or purchase agreement payments when due, or fail to pay the total amount to the owners, we will lose our right to acquire the subsurface mineral or surface rights at these projects.

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

We have incurred indebtedness and may incur further indebtedness from time to time, which may be secured, including the Deed of Trust in connection with the credit facility we entered into with a banking syndicate comprised of National Bank of Canada, Societe Generale and Bank of Montreal Many of our mineral properties are in the exploration stage and we have no sources of revenue from which to pay indebtedness until they commence production. If we are unable to pay existing or future indebtedness when due, the holders will have rights against us, and in the case of secured indebtedness, the holders may potentially seize or sell the assets subject to the security interest. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and future development activities may not result in profitable mining operations.
The actual operating costs at any mineral project that we are able to develop into an operating mine will depend upon changes in the availability and prices of labor, equipment and infrastructure, general inflation in the economy, variances in Ore recovery and mining rates from those assumed in any mining plan that may be generated, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, the operating costs at the Santa Cruz Copper Project or other projects may be significantly higher than those set forth in the PFS or any other Pre-Feasibility or Feasibility Study that we may ultimately prepare and use as a basis for construction of a mine. As a result of higher capital and operating costs, production and economic returns may differ significantly from those set forth in such studies and any future development activities may not result in profitable mining operations.

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
The capital and operating cost estimates we may make in respect of our mineral projects that we intend to develop or ultimately develop into operating mines may not prove to be accurate. Capital and operating cost estimates are typically set out in Pre-Feasibility or Feasibility Studies and are based on the interpretation of geological data, cost of consumables, cost of capital, labor costs, transportation costs, mining and processing costs, anticipated climatic conditions, the costs of taxes, duties and royalties, permitting and restrictions or production quotas on exportation of minerals) and title claims, and other factors which may be considered at the time the estimates are made and will be based on information prevailing at that time. Any of the following events, among the other uncertainties and risks described in this Annual Report, could affect the ultimate accuracy of such estimates:
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
There is an increasing level of public concern relating to the effects of both mineral exploration and mining on the natural landscape, in communities and on the environment. Certain non-governmental organizations, community groups, public interest groups and reporting organizations (“NGOs”) that oppose resource development are vocal critics of the mining industry. In addition, there have been many instances in which local community groups have opposed resource extraction activities, which have resulted in disruption and delays to the relevant operation, and in some cases halted development altogether. NGOs or local community organizations could direct adverse publicity against and/or disrupt and/or halt our operations in respect of one or more of our mineral properties regardless of our successful compliance with social and environmental best practices, due to political factors, activities of unrelated third parties on lands in which we have an interest, or our operations specifically. Any such actions and the resulting media coverage could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
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
We have in the past entered into, are currently party to, and may in the future enter into, joint ventures or similar arrangements, such as our current joint ventures and collaborations with Maaden, SQM, BHP, Sama, and Red Sun, or other arrangements with parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Joint ventures may allow our joint venture partners to take important actions without our approval or may require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, such as budgeting and capital expenditures, an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, enforcement of intellectual property, litigation, the disposition of joint venture assets, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions, which could lead to a deadlock in the operations of the joint venture or partnership or our joint venture partner may be able to take actions with which we disagree. We may be unable to exert control over strategic decisions made in respect of such joint ventures or similar arrangements. Joint ventures and similar arrangements may also impose financial, operational and other requirements on each of the parties. Any failure of us or such other companies to meet our and their respective obligations or to provide additional funding when required, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their business and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common stock.
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

As well, underground mining operations often encounter groundwater and aquifers that complicate the development and operation of underground mines, including at the Santa Cruz Copper Project. The presence of such water often requires additional engineering and capital to safely develop the mine and to subsequently extract Ore from areas of water ingress and/or dewatering operations, which increases both the capital and operating costs of underground mine development and operation. The presence of water may therefore materially and adversely affect the costs of development and operating a mine.

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

Pursuant to the VRB Transaction, we, through VRB Energy, are entitled to receive $20 million in cash from Red Sun payable in two equal tranches, which we plan to use for the growth and advancement of VRB USA. The first tranche payment was received, but the second tranche payment, which was payable by June 30, 2025, is overdue and VRB Energy sent a demand letter and is pursuing options for recourse. There can be no assurance that Red Sun will satisfy its remaining payment obligations to us in full or in a timely manner. Any delay, reduction or failure to make these payments would have an adverse effect on our plans for VRB USA, including our ability to advance the development of a manufacturing facility in the USA by VRB USA.

There is no guarantee that the sale transaction will close or the payment due under the agreement for the sale of Cordoba’s remaining interest in the Alacran Copper Project will be received.

Cordoba, our publicly listed and approximately 60.8% owned subsidiary, entered into an agreement to sell certain assets indirectly constituting Cordoba’s remaining 50% interest in the Alacran Copper Project, related exploration properties, and certain intercompany receivables, for consideration of $128 million. The closing of the transaction remains subject to conditions, including the receipt of JCHX shareholder approval. No assurance can be provided that the transaction will close and that we will receive the anticipated proceeds thereof.

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

We will require significant funding to continue our operations and advance our projects through exploration, the construction and operation of potential future mines. Our ability to raise additional capital, on timely and favorable terms or at all, will depend on various factors, including macroeconomic conditions, future commodity prices, our exploration success, and market conditions. If these factors deteriorate, our ability to raise capital to fund ongoing operations and business activities could be significantly impacted. If we cannot obtain adequate additional financing, we may have to substantially curtail our exploration and development activities or sell assets, which could materially and adversely affect our business plan. Inadequate financial resources could also raise substantial doubt about our ability to continue as a going concern.

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
RISKS RELATED TO GOVERNMENT REGULATIONS AND INTERNATIONAL OPERATIONS
We have subsidiaries, mineral projects, investments or other activities in the United States, the PRC, Chile, Colombia, Peru, Ivory Coast, Saudi Arabia and other countries where the governments extensively regulate operations and assets, imposing significant actual and potential costs on us.
Our business activities and assets are is subject to increasingly strict laws and regulation by federal, state and local authorities in the jurisdictions in which we have subsidiaries, mineral projects, investments or other activities, including the United States, the PRC, Chile, Colombia, Peru, Ivory Coast, Saudi Arabia and other countries. These laws and regulations include, without limitation, those related to tax; employment; benefits; health and safety; the environment; exports/imports; national security; price and foreign exchange controls; anti-corruption; land use; mine permitting and licensing requirements; exploration and drilling activities; reclamation and restoration of properties after mining is completed; management of materials generated by mining operations; dealing with local or disadvantaged communities; possible state intervention; and storage, treatment and disposal of wastes and hazardous materials, among other things.
The liabilities and requirements associated with the laws and regulations related to these and other matters, including with respect to air emissions, water discharges, archaeological and other environmental matters, may be costly and time-consuming and may restrict, delay or prevent commencement or continuation of exploration. development or production operations. We may not have been or may not be at all times in compliance with all applicable laws and regulations in all jurisdictions. Failure to comply with applicable laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits or authorizations and other enforcement measures that could have the effect of limiting or preventing production from our operations. We may incur material costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our exploration activities or mining operations and, as a result, our financial performance, financial position and results of operations, could be materially and adversely affected.
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
We have mineral projects, investments or other activities outside the United States, in the PRC, Chile, Colombia, Peru, Ivory Coast, Saudi Arabia and other countries. Some of these countries are less developed economically and politically than the United States, and have historically been more politically or socially unstable than the United States, including with respect to civil unrest and significant civil strife (including violent insurrections). We are also subject to the risks of deteriorating relations between or among the countries in which we operate. As such, our activities in these countries are subject to significant risks not necessarily present in the United States and additional risks inherent in exploration and resource extraction by foreign companies. Our exploration and future development and production activities in these countries are therefore subject to heightened risks, many of which are beyond our control. These risks include:
•the possible unilateral cancellation or forced re-negotiation of contracts and licenses;
•unfavorable or arbitrary changes in laws and regulations;
•arbitrary royalty, tariff and tax increases;
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
•other risks arising out of foreign governmental sovereignty over areas in which our mineral properties are located; and
•disputes or deterioration of relations between and among countries may adversely affect the political, economic, social and other factors to which we are subject.
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
As a U.S.-based mining company with operations internationally, including operations and business activities in various countries including Canada and China, we are sensitive to changes in international trade policies and regulations. In 2025, the U.S. President announced various tariff plans that included the imposition of U.S. tariffs on various countries for products such as steel and aluminum. Additional tariff actions may be taken by the U.S. and foreign governments. We are unable to predict the ultimate result and duration of any tariff actions by the U.S. government, or countermeasures that may be taken by other nations.
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

Colombia is home to South America’s largest and longest running insurgency. The situation may become unstable and may deteriorate in the future into violence, including kidnapping, gang warfare, homicide and/or terrorist activity. Any such actions may generally disrupt supply chains and business activities in Colombia, and discourage qualified individuals from being involved with Cordoba’s operations. Our operations may be impacted as a result, and our ability to advance Alacran Project may be delayed or halted altogether. This may include the inability to access the project site, as well as damage to property and injury or death to our personnel. Any such events could have a material adverse effect on Cordoba’s business, results of operations, financial condition and prospects.

Illegal mining activities may negatively impact our ability to explore, develop and operate some mineral projects.

Artisanal and illegal miners are present at the Alacran Project in Colombia (owned directly by Cordoba) and the Pinaya Project in Peru. As these companies further explore and advance these projects towards production, they must enter into discussions with illegal miners operating at the projects. There is a risk that such illegal miners may oppose activities at the Alacran Project or the Pinaya Project and this may result in a disruption to the planned development and/or mining and processing operations, all of which may have an adverse effect on our investment in these projects. In addition, illegal miners have extracted metals from both projects in a manner that does not meet health and safety or environmental standards. Accidents may occur and may range from minor to serious, including death. While all formal steps are taken to notify the authorities when illegal miners operate in an unsafe manner, illegal miners may advance within close proximity to our contemplated mine sites or trespass on them, which may disrupt exploration and development activities, and may result in increased costs to address the presence of such illegal miners.
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
Our operations are governed by, and involve interactions with, various levels of government in foreign countries. We are required to comply with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar laws where we have activities. These laws generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The FCPA also requires companies to maintain accurate books and records and internal controls. As we have certain subsidiaries, mineral projects and investments and other activities in other countries, including Chile, Colombia, Peru, Ivory Coast, Saudi Arabia and the PRC, there is a risk of potential FCPA violations.
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

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of these analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

Maaden holds certain top-up rights that could lead to further dilution or adversely affect our stock price.
We have granted Maaden the right to purchase additional shares of common stock to maintain its 8.1% stock ownership position in the event of any issuances of common stock by us (the “Maaden Top-Up Right”). Maaden may exercise this right each time we issue shares (or securities convertible into shares) for cash as part of an equity financing transaction and in certain other circumstances.
In the event that Maaden does not exercise the Maaden Top-Up Right, the ownership threshold for purposes of Maaden Top-Up Right will be reduced to its ownership level after giving effect to the dilutive issuance. The Maaden Top-Up Right will expire on July 6, 2028. To the extent the Maaden Top-Up Right is exercised, such exercise would cause dilution to our shareholders. Any decision by Maaden not to exercise Maaden Top-Up Right could adversely affect the price of our common stock.
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
Certain provisions in our amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our amended and restated certificate of incorporation requires that amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our second amended and restated bylaws generally require the approval of at least majority of the voting power of our outstanding capital stock;
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

Non-U.S. holders may be subject to United States federal income tax on gain on the sale or other taxable disposition of our common stock.

Because we hold significant United States real property interests, we believe we are a “United States real property holding corporation” for United States federal income tax purposes. As a result, a non-U.S. holder generally will be subject to United States federal income tax with respect to any gain on the sale or other taxable disposition of our common stock (and will be required to file a United States federal income tax return for the taxable year of such sale or other taxable disposition), unless our common stock is regularly traded on an established securities market and such non-U.S. holder did not actually or constructively hold more than 5% of our common stock at any time during the shorter of (a) the five-year period preceding the date of the sale or disposition of such common stock or (b) the non-U.S. holder’s holding period for such common stock. Additionally, a purchaser of our common stock generally will be required to withhold and remit to the Internal Revenue Service fifteen percent (15%) of the purchase price paid to such non-U.S. holder unless, at the time of such sale or other disposition, any class of our stock is regularly traded on an established securities market or any other exception to such withholding applies.

We believe that our common stock currently is regularly traded on an established securities market. However, no assurance can be given in this regard and no assurance can be given that our common stock will remain regularly traded in the future. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of our common stock.
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

In March 2023, we entered into a five-year lease for office space in Tempe, Arizona, which now serves as our headquarters. Global Mining Management Corp. provided us with office space for our office in Vancouver, Canada, pursuant to a Cost Sharing Agreement up until October 2025. The Cost Sharing Agreement has been terminated. See Note 20 of our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
Holders of Record
As of February 20, 2026, we had approximately 85 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12.
Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we did not sell any unregistered equity securities except as previously reported on Form 10-Q or Form 8-K.
Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2025.

Certain United States Federal Income Tax Consequences to Non-U.S. Holders

The following is a summary of certain material United States federal income tax consequences to a non-U.S. holder (as defined below) relating to and arising from the ownership and disposition of our common stock.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all the potential tax considerations that may apply to a non-U.S. holder arising from or relating to the ownership or disposition of our common stock. In addition, this summary does not take into account the individual facts and circumstances of any particular non-U.S. holder that may affect the U.S. federal income tax consequences relevant to such non-U.S. holder, including, without limitation, specific tax consequences applicable to a non-U.S. holder under an applicable income tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any particular non-U.S. holder. This summary also does not address the tax considerations arising under the laws of any non-U.S., state or local jurisdiction, or under United States federal gift tax or estate tax laws. This summary also does not address all aspects of U.S. federal income taxation, such as the U.S. alternative minimum tax or the additional tax on net investment income. In addition, except as specifically discussed below, this summary does not discuss applicable income tax reporting requirements. Each prospective non-U.S. holder should consult its own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences arising from and relating to the acquisition, ownership and disposition of our common stock.

We have not sought any legal opinion from U.S. legal counsel or ruling from the Internal Revenue Service (“IRS”) with respect to the statements made in the following summary, and there can be no assurance that the IRS will agree with such statements. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, or contrary to, the positions taken in this summary.

This summary is based upon the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), Treasury regulations (whether final, temporary or proposed) promulgated thereunder (“Treasury Regulations”), published rulings of the IRS, published administrative positions of the IRS, and U.S. judicial decisions, all as in effect on the date hereof. These authorities may be changed, possibly retroactively, so as to result in United States federal income or estate tax consequences different from those set forth below. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

This summary does not address the tax consequences applicable to a non-U.S. holder’s particular circumstances or to non-U.S. holders that may be subject to special tax rules, including, without limitation:

• banks, insurance companies or other financial institutions;

• persons subject to special tax accounting rules in respect of our common stock;

• tax-exempt organizations, tax-qualified retirement plans, and pension plans;

• controlled foreign corporations, passive foreign investment companies and corporations that accumulate earnings to avoid United States federal income tax and, in each case, shareholders thereof;

• partnerships or other entities treated as pass-through entities (and investors therein) for United States federal income tax purposes;

• dealers in securities or currencies;

• traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;

• persons who acquire our common stock pursuant to the exercise or cancellation of employee stock options or otherwise as compensation for their services;

• persons that own, or are deemed to own, more than five percent (by voting power or value) of our common stock, except to the extent specifically set forth below;

• real estate investment trusts or regulated investment companies;

• certain U.S. expatriates, former citizens or long-term residents of the United States;

• persons who hold our common stock as part of a straddle, hedge, conversion, constructive sale, or other integrated transaction;

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

Prospective investors should consult their own tax advisors with respect to the application of the United States federal income tax laws to their particular situation, as well as any tax consequences of the acquisition, ownership and disposition of our common stock arising under other United States federal tax rules, under the laws of any state, local, non-U.S. or other taxing jurisdiction or under any applicable tax treaty.

Non-U.S. Holder Defined

For purposes of this discussion, a “non-U.S. holder” is a beneficial owner of shares of our common stock that is not, for United States federal income tax purposes:

• an individual citizen or resident of the United States;

• a corporation (or other entity treated as a corporation for United States federal income tax purposes) created or organized under the laws of the United States, any state or political subdivision thereof, or the District of Columbia;

• a partnership (or other entity treated as a partnership for United States federal income tax purposes);

• an estate the income of which is subject to United States federal income tax regardless of its source; or

• a trust (x) whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust or (y) which has made an election to be treated as a domestic trust.

Distributions

We have not paid and we do not anticipate declaring or paying dividends in the foreseeable future to holders of our common stock. However, if we make a distribution of cash or other property (other than certain pro rata distributions of our common stock) in respect of our common stock, the distribution (including any constructive distribution) will be treated as a dividend for United States federal income tax purposes to the extent it is paid from our current or accumulated earnings and profits (as determined under United States federal income tax principles). If the amount of a distribution exceeds our current and accumulated earnings and profits, the excess will be treated first as a tax-free return of capital that reduces the non-U.S. holder’s adjusted tax basis in such holder’s common stock, but not below zero. Any excess thereafter will be treated as gain realized on the sale or other disposition of our common stock and will be treated as described under “-   Sale, Exchange or Other Taxable Disposition of Our Common Stock,” below.

Subject to the discussion below regarding effectively connected income, FATCA (as defined below) and backup withholding, distributions treated as dividends on our common stock held by a non-U.S. holder generally will be subject to United States federal withholding tax at a rate of 30%, or at a lower rate if provided by an applicable income tax treaty and the non-U.S. holder has provided the documentation required to claim benefits under such income tax treaty. Generally, to claim the benefits of an income tax treaty, a non-U.S. holder will be required to provide a properly completed and executed IRS Form W-8BEN, IRS Form W-8BEN-E or other applicable IRS Forms. In the case of any constructive distribution, it is possible that this tax would be withheld from any amount owed to the non-U.S. Holder, including, but not limited to, distributions of cash, common stock or sales proceeds subsequently paid or credited to that holder. If we are unable to determine, at the time of payment of a distribution, whether the distribution will constitute a dividend, we may nonetheless withhold any U.S. federal income tax on the distribution as permitted by Treasury Regulations. As discussed under “- Sale, Exchange or Other Taxable Disposition of Our Common Stock” below, we believe we are a “United States real property holding corporation” (“USRPHC”) within the meaning of Section 897(c)(2). If we are a USRPHC and the Regularly Traded Exception (as defined below) is not satisfied, distributions which constitute a return of capital or gain will be subject to withholding tax at a rate of 15% unless a withholding certificate is obtained from the IRS to reduce or eliminate such withholding.

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

Sale, Exchange or Other Taxable Disposition of Our Common Stock

Subject to the discussion below regarding FATCA and backup withholding, a non-U.S. holder generally will not be subject to United States federal income or withholding tax on any gain realized on the sale or other taxable disposition of our common stock unless:

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

Because we hold significant real property interests in the United States, we believe we are a USRPHC for United States federal income tax purposes. Because the determination of whether we are a USRPHC depends on the fair market value of our United States real property interests relative to the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business, it is possible we may (or may not) remain a USRPHC in the future. As a USRPHC, if our common stock is “regularly traded” on an “established securities market” (in each case, as defined by applicable Treasury Regulations) (the “Regularly Traded Exception”) during the calendar year in which a non-U.S. holder disposes of our stock, the non-U.S. holder would not be subject to taxation on the gain on the disposition of our common stock under this rule unless the non-U.S. holder has, actually or constructively, owned more than 5% of our outstanding common stock at any time during the shorter of the five-year period ending on the date of the disposition of such common stock or the non-U.S. holder’s holding period for such common stock (a “5% Shareholder”). We believe that our common stock currently is regularly traded on an established securities market. However, no assurance can be given in this regard and no assurance can be given that our common stock will remain regularly traded in the future. If gain on the sale or other taxable disposition of our common stock by a non-U.S. holder is subject to United States federal income taxation by reason of such stock being treated as a USRPI, such non-U.S. holder generally would be subject to regular United States federal income tax with respect to such gain in the same manner as a taxable U.S. holder and would be required to file a United States federal income tax return for the taxable year in which such gain was recognized. In addition, the purchaser of such common stock from a non-U.S. holder generally would be required to withhold and remit to the IRS 15% of the purchase price paid to such non-U.S. holder unless, at the time of such sale or other disposition, our common stock is regularly traded on an established securities market (as discussed above) or another exception to such withholding applies. The determination of whether a non-U.S. holder is a 5% Shareholder and the potential application of the Regularly Traded Exception is complex and subject to uncertainty. Non-U.S. holders should consult with their own tax advisors regarding such determinations and the consequences of these rules on their investment.

FATCA

Provisions of the Code (commonly referred to as the Foreign Account Tax Compliance Act, or FATCA) generally impose a 30% withholding tax on dividends (including constructive dividends) on, and gross proceeds from the sale or other disposition of, our common stock paid if to or through a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (i) the foreign entity is a foreign financial institution and undertakes certain due diligence, reporting, withholding and certification obligations, (ii) the foreign entity is a non-financial foreign entity and either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (iii) the foreign financial institution or non-financial foreign entity is otherwise excepted under FATCA. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (i) above, it must enter into an agreement with the United States Department of Treasury requiring, among other things, that it undertake to identify accounts held by certain “specified United States persons” or “United States owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on certain payments to non-compliant foreign financial institutions and certain other account holders. Non-U.S. holders typically will be required to furnish certifications (generally on the applicable IRS Form W-8) or other documentation to provide the information required by FATCA or to establish compliance with or an exemption from withholding under FATCA. FATCA withholding may apply where payments are made through a non-U.S. intermediary that is not FATCA compliant, even where the non-U.S. holder satisfies the holder’s own FATCA obligations.

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

The United States and a number of other jurisdictions have entered into intergovernmental agreements to facilitate the implementation of FATCA. Any applicable intergovernmental agreement may alter one or more of the FATCA information reporting and withholding requirements. If withholding under FATCA is required on any payment related to our common stock, investors not otherwise subject to withholding (or that otherwise would be entitled to a reduced rate of withholding) on such payment may be required to seek a refund or credit from the IRS, and may be required to file a U.S. federal income tax return to claim such refunds or credits. Non-U.S. holders should consult their own tax advisors regarding the potential application of withholding under FATCA to an investment in our common stock, including the applicability of any intergovernmental agreements.

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

The preceding summary is for informational purposes only and is not tax advice. Each prospective investor should consult its own tax advisor regarding the particular United States federal, state and local and non-U.S. tax consequences of acquisition, ownership and disposition of our common stock, including the consequences of any proposed changes in applicable laws.

Stock Performance Graph
The following graph shows the changes in value over the period beginning June 30, 2022 and ending December 31, 2025 of an assumed $100 investment in our common stock, S&P 500 Index and the S&P/TSX Equal Weight Global Base Metals Index, assuming the reinvestment of dividends.

	6/30/2022	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Ivanhoe Electric Inc.	$100.00(1)	$139.66	$115.86	$86.78	$183.68
S&P/TSX Equal Weight Global Base Metals Index(2)	$100.00	$111.63	$115.57	$100.41	$191.32
S&P 500 Index	$100.00	$102.31	$129.20	$161.53	$190.41
(1) Based on the closing price of Ivanhoe common stock on June 30th, 2022 which was the closing date of our initial public offering.
(2) Amounts are converted from CAD to USD using the rate from Bank of Canada at each period end.

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
Business Overview
We are a technology-driven United States minerals exploration and development company with a focus on copper and other critical metals vital to electric transmission and generation, manufacturing, infrastructure development, technology, and national security. Our wholly owned assets are located in the United States. We operate exploration joint ventures and alliances in Saudi Arabia, Chile and the United States. We use our powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our 94.3%-owned subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process in the search for new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals.
Through the advancement of our portfolio of critical metals exploration and development projects, headlined by the Santa Cruz Copper Project in Arizona, we intend to contribute to domestic supply by developing resources that support industrial and strategic sectors. We also operate a 50/50 joint venture with Saudi Arabian Mining Company ("Maaden") to explore for minerals on ~50,000 km2 of underexplored Arabian Shield in Saudi Arabia. Finally, in 2024, we established an exploration alliance with BHP Mineral Resources Inc. (“BHP”), a subsidiary of BHP Group Limited, to search for critical minerals in the United States.
Our other mineral projects in the United States include the Tintic Project, located in Utah, the Hog Heaven Copper-Silver-Gold Project, located in Montana, the Bristol Project located in Nevada, and the Gleeson, Lomitas Negras, Globe-Miami and Perseverance Projects in Arizona.
Our other mineral projects outside of the United States include our the Alacrán Project in Colombia (the “Alacrán Copper Project”) which is owned through our approximate 60.8% interest in publicly traded company Cordoba Minerals Corp. (“Cordoba”).
In addition to our mineral projects, we also own a 90.0% controlling interest in VRB Energy, which itself owns 100% of VRB USA, an Arizona-based developer of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB Energy also has a 49% interest in VRB China which is a joint venture with China Energy Storage Industry Co., Ltd. (“Red Sun”) a subsidiary of privately held Shanxi Red Sun Co., Ltd. VRB China manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.
Our shares of common stock are listed on the NYSE American and the TSX under the ticker symbol “IE”.
Business Developments in the Year
Corporate Activities
In February 2025, we completed a public offering where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for gross proceeds of approximately $69.0 million, after giving effect to the underwriter’s exercise in full of its option to purchase additional Units. Each Unit consisted of (i) one share of our common stock and (ii) one accompanying warrant (the "Warrants"). Each Warrant was exercisable to purchase one share of our common stock at a price of $7.00 per share until February 17, 2026. Prior to the expiry date, all of the Warrants were exercised for additional gross proceeds of approximately $82.6 million. The net proceeds of the offering were used or are intended to be used on the preliminary feasibility study for the Santa Cruz Copper Project, drilling and other exploration activities and for other working capital and general corporate purposes.
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
The findings of the PFS include that the Santa Cruz Copper Project is projected to produce 1.4 million tonnes of copper cathode over a 23-year mine life. With a base case copper price of $4.25/lb, the Santa Cruz Copper Project has an estimated after-tax Net Present Value of $1.4 billion at an 8% discount rate and an estimated Internal Rate of Return (IRR) of 20%. The initial project capital estimated in the PFS is $1.24 billion.
On November 19, 2025, we announced that we accelerated and completed the final three land acquisition payments, totaling $39.3 million, at the Santa Cruz Copper Project in Arizona, satisfying all remaining terms of the 2023 Purchase and Sale Agreement with Wolff-Harvard Ventures LLC. The promissory note previously issued, and now repaid, required the full outstanding balance to be paid by us prior to commencement of major mine construction activities.
On December 12, 2025, we announced that our wholly-owned subsidiary, Mesa Cobre, which owns the Santa Cruz Copper Project, closed a $200 million senior secured multi-draw bridge facility (the “Bridge Facility”) from a syndicate of three international financial institutions. The Bridge Facility will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility is currently undrawn.
Cordoba Minerals Corp.
On May 8, 2025, Cordoba, signed a definitive Framework Agreement for the sale of the its remaining 50% interest in the Alacrán Copper Project to a consortium of investors including JCHX Mining Management Co., Ltd. (“JCHX”), a 19.2% shareholder of Cordoba, for up to $128.0 million, consisting of $88.0 million in cash on closing, $12.0 million in a deferred payment, and up to $28.0 million in a contingent payment. Cordoba shareholders approved the transaction at a meeting of shareholders held on September 15, 2025.
On February 10, 2026, the agreement was amended to, among other things, provide for the full $128.0 million purchase price to be paid at closing and remove any post-closing payments, waive the closing condition of an Environmental Impact Assessment, add a new closing condition of JCHX shareholder approval, and extend the outside date to March 10, 2026. Cordoba has also agreed to use commercially reasonable efforts to distribute to its shareholders the net proceeds after satisfying all liabilities and obligations, subject to required approvals, such that $10 million will remain in Cordoba.
Saudi Arabia Exploration Activities
On September 2, 2025, we announced that Maaden had made available an additional 1,345 square kilometers of exploration licenses to the Maaden Ivanhoe Electric Exploration and Development Limited Company ("Maaden Joint Venture") that we established with them in 2023.

Selected Financial Information
The selected financial information set forth below is presented in accordance with U.S. GAAP and is derived from our audited consolidated financial statements for the years ended December 31, 2025, 2024 and 2023. We did not declare or pay any dividends or distributions in any financial reporting period.

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Revenue	$3,244	$2,901	$3,903
Cost of sales	(1,126)	(1,018)	(2,986)
Gross profit	2,118	1,883	917
Expenses:
Exploration expenses	63,287	130,944	126,719
General and administrative expenses	39,242	44,740	48,204
Research and development expenses	275	2,853	6,120
Net loss attributable to:
Common stockholders or parent	105,874	128,622	199,377
Comprehensive loss attributable to:
Common stockholders or parent	106,211	129,825	200,261
Basic and diluted loss per share attributable to common stockholders or parent	$0.79	$1.07	$1.95
Total assets	483,273	374,932	487,226
Total non-current liabilities	5,830	61,085	71,222
Segments
We account for our business in four business segments – (i) Santa Cruz Copper Project (ii) critical metals, (iii) data processing services and (iv) energy storage.
Significant Components of Results of Operations
Revenue, Cost of Sales and Gross Profit
We have not generated any revenue from our mineral projects because they are in the exploration or development stage.
We generate some revenue from our technology businesses, CGI and VRB Energy, which is included in the data processing business segment and energy storage systems business segments, respectively.
CGI generates revenue from the sale of data processing services to the mining and oil and gas industries. In prior years, CGI has also generated revenue from software licensing.
VRB Energy generates revenue from developing, manufacturing and selling vanadium redox flow energy storage systems. Prior to October 2024, all of VRB Energy’s revenue was generated by VRB China. In October 2024, VRB Energy reduced its ownership interest in VRB China to 49% and commenced equity accounting for this investment. During 2025, VRB Energy was focused on progressing its Arizona-based business, VRB USA.
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
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
For the year ended December 31, 2025 we recorded a net loss attributable to common stockholders of $105.9 million ($0.79 per share), compared to $128.6 million ($1.07 per share) for the year ended December 31, 2024, which was a decrease of $22.7 million. Significant contributors to this decrease in the loss for year ended December 31, 2025 included a decrease of $67.7 million in exploration expenditures, a decrease of $5.5 million in general and administrative expenditures and a decrease of $3.1 million in the share of loss of equity method investee when compared to the year ended December 31, 2024. These decreases were offset by a $10.3 million provision for credit loss expense being recorded for the year ended December 31, 2025. The net loss attributable to common stockholders for the year ended December 31, 2024 also included a one-off recognition of a $50.7 million gain on the disposal of a subsidiary, for which there was no similar amount in the year ended December 31, 2025.
Exploration expenses were $63.3 million for the year ended December 31, 2025 a decrease of $67.7 million from $130.9 million for the year ended December 31, 2024. Exploration expenses consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Exploration Expenses:
Santa Cruz, USA	$23,589	$72,384
Alacrán, Colombia	19,397	14,756
Gleeson, USA	2,099	—
Tintic, USA	2,075	11,274
Hog Heaven, USA	1,911	10,855
Project Generation and other	14,216	21,675
Total	$63,287	$130,944

During the year ended December 31, 2025, exploration expenditures largely focused on activities at:
•the Santa Cruz Copper Project where $23.6 million of exploration expenditure was incurred in the year ended December 31, 2025 compared to $72.4 million incurred in the year ended December 31, 2024. Activities during the year ended December 31, 2025 at the Santa Cruz Copper Project were focused on the technical engineering studies required to support the PFS that was released on June 23, 2025 and conducting optimization studies and detailed engineering. The exploration expenditures incurred in the year ended December 31, 2024 were significantly higher due to the activities being focused on infill resource drilling, geotechnical, hydrological, and metallurgical drilling to obtain data for the technical studies; and

•the Alacrán Project where $19.4 million of exploration expenditure was incurred by Cordoba in the year ended December 31, 2025 compared to $14.8 million in the year ended December 31, 2024. Activities during the year ended December 31, 2025, focused on detailed engineering design of the Alacran mine and consultation associated with the EIA Approval process.
General and administrative expenses were $39.2 million for the year ended December 31, 2025, a decrease of $5.5 million from $44.7 million in the year ended December 31, 2024. Several items contributed to the decrease, including a $3.3 million decrease in administration expenditures at VRB for the year ended December 31, 2025, compared to the year ended December 31, 2024 as a result of 2024 including general and administration costs related to VRB China which was deconsolidated in October 2024 and therefore there were no similar amounts in 2025. In addition, there was a $2.1 million decrease in non-cash stock-based compensation expense from $11.9 million for the year ended December 31, 2024 to $9.8 million for the year ended December 31, 2025 primarily due to a change in the mix of long-term incentive compensation issued for our 2025 annual grants as we issued performance-based restricted share units (“PSU’s”) instead of stock options which have different vesting schedule.
The $10.3 million provision for credit loss expense for the year ended December 31, 2025 relates to the recording of a provision for expected credit loss recorded for the full amount of the second tranche payment due from Red Sun in relation to the October 2024 sale of 51.0% of VRB China. The second tranche payment was due on June 30, 2025 and has not been received. The expected credit loss has been recorded due to prolonged delinquency, repeated unfulfilled payment promises from Red Sun, an absence of contractual modification and a high degree of risk and uncertainty with cross-border collection risk and contractual remedies.
Revenue for the year ended December 31, 2025 was $3.2 million, an increase of $0.3 million from $2.9 million for the year ended December 31, 2024. CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the year ended December 31, 2025 ($3.2 million) and 98% for the year ended December 31, 2024 ($2.8 million). VRB Energy had no revenue for the year ended December 31, 2025 and $0.1 million for the year ended December 31, 2024.

	Year Ended December 31,
	2025	2024	Percentage change year-over-year
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$3,244	$2,831	15%
Cost of sales	(1,126)	(966)	(17)%
Gross profit	2,118	1,865	13%
VRB Energy: Energy storage systems:
Revenue	$—	$70	(100)%
Cost of sales	—	(52)	100%
Gross profit	—	18	(100)%
Total
Revenue	$3,244	$2,901	12%
Cost of sales	(1,126)	(1,018)	(11)%
Gross profit	2,118	1,883	12%

CGI’s revenue for the year ended December 31, 2025 was $3.2 million, an increase of $0.4 million from $2.8 million for the year ended December 31, 2024. The increase of $0.4 million in CGI’s revenue in 2025 was a result of more data processing services being contracted for by customers than in 2024. CGI’s gross profit for the year ended December 31, 2025 was $2.1 million, a $0.3 million increase from $1.9 million for the year ended December 31, 2024. The increase in CGI's gross profit was consistent with the increase in revenue.
VRB Energy’s energy storage system revenue for the year ended December 31, 2025 was $nil, a decrease of $0.1 million from $0.1 million for the year ended December 31, 2024. Due to the nature of VRB Energy’s contracts, revenue is typically recognized when an energy storage system is installed and commissioned. VRB Energy did not complete any installations or commissionings during the year ended December 31, 2025 as it was establishing an Arizona-based business. VRB Energy did record minor ancillary revenue of $0.1 million in 2024 related to sales of certain monitoring system components by VRB China prior to VRB China being deconsolidated.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For the year ended December 31, 2024 we recorded a net loss attributable to common stockholders of $128.6 million ($1.07 per share), compared to $199.4 million ($1.95 per share) for the year ended December 31, 2023, which was a decrease of $70.8 million. Significant contributors to this decrease in the loss for the year ended December 31, 2024 included the recognition of a $50.7 million gain on the disposal of a subsidiary and a decrease of $27.3 million in share of loss of equity method investees.
Exploration expenses were $130.9 million for the year ended December 31, 2024 an increase of $4.2 million from $126.7 million for the year ended December 31, 2023. Exploration expenses consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Exploration Expenses:
Santa Cruz, USA	$72,384	$57,203
Alacrán, Colombia	14,756	28,068
Tintic, USA	11,274	13,131
Hog Heaven, USA	10,855	7,812
Project Generation and other	21,675	20,505
Total	$130,944	$126,719
During the year ended December 31, 2024, exploration expenditures largely focused on exploration activities at:
•the Santa Cruz Copper Project where $72.4 million of exploration expenditure was incurred in the year ended December 31, 2024 compared to $57.2 million incurred in the year ended December 31, 2023. Activities during the year ended December 31, 2024 at Santa Cruz were focused on a program of infill resource drilling, geotechnical, hydrological, and metallurgical drilling/laboratory testing along with advancing permitting and technical studies required to support a prefeasibility study;
•the Alacrán Project where $14.8 million of exploration expenditure was incurred by Cordoba in the year ended December 31, 2024 compared to $28.1 million in the year ended December 31, 2023. Activities during the year ended December 31, 2024, focused on preparing for and commencing detailed engineering design of the Alacran Project;
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
During the year ended December 31, 2024, we recorded $8.7 million share of loss of equity method investees which was a decrease of $27.3 million from the $36.0 million share of loss of equity method investee recorded for the year ended December 31, 2023. The decrease in loss was due to the year ended December 31, 2023 including our recognition of a

$33.0 million share of loss from the Maaden joint venture upon its formation due to the expensing of the land access rights in accordance with our accounting policy for exploration and evaluation costs.
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

	Year Ended December 31,
	2024	2023	Percentage change year-over-year
(In thousands)
CGI: Software licensing and data processing services:
Revenue	$2,831	$1,300	118%
Cost of sales	(966)	(497)	(94)%
Gross profit	1,865	803	132%
VRB Energy: Energy storage systems:
Revenue	$70	$2,603	(97)%
Cost of sales	(52)	(2,489)	98%
Gross profit	18	114	(85)%
Total
Revenue	$2,901	$3,903	(26)%
Cost of sales	(1,018)	(2,986)	66%
Gross profit	1,883	917	105%
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
Stock-Based Compensation
On March 6, 2025, as part of our long-term incentive plan the following equity incentives were granted to certain of our officers and employees:
•776,557 RSU's that vest in three equal tranches beginning one year from the grant date. The fair value of the stock-settled RSU’s is amortized over the vesting period. The total fair value of the March 6, 2025 RSU grant was $4.5 million.
•PSU's that vest on December 31, 2027, with the number of units to vest determined by our share price performance against constituents from a Base Metals Index. The number of units to vest ranges between zero times to two times the target number of PSU's. The total target number of PSU's is 714,822. The total fair value of the March 6, 2025 PSU grant was $5.1 million.

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
At December 31, 2025, we had cash and cash equivalents of $173.3 million and a working capital balance of $126.3 million. Of the total cash and cash equivalents at December 31, 2025, $9.1 million was not available for the general corporate purposes of the Company as this amount was held by non-wholly-owned subsidiaries.
In addition, we received $81.5 million subsequent to December 31, 2025, as a result of approximately 11.6 million Warrants being exercised to purchase one share of our common stock at a price of $7.00 per share during January and February 2026.
As at February 23, 2026, we believe that we have sufficient cash resources and availability under the new Bridge Facility to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
On December 12, 2025, we announced that Mesa Cobre closed a $200.0 million senior secured multi-draw Bridge Facility from a syndicate of three international financial institutions. The Bridge Facility will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility is currently undrawn.
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
Following the receipt of the Letter of Interest from EXIM Bank, we are currently advancing through the formal application process. EXIM Bank will need to conduct all requisite due diligence necessary to determine if a final lending commitment would be made. Any final lending commitment will be dependent on meeting EXIM Bank’s underwriting criteria, authorization process, and finalization and satisfaction of terms and conditions. All final lending commitments must be in compliance with EXIM Bank policies as well as program, legal and eligibility requirements. We are assessing EXIM Bank’s interest together with other financing alternatives available to us for the development of the Santa Cruz Copper Project. The construction of the Santa Cruz Copper Project following a development decision will require additional capital beyond the amount that EXIM Bank may make available.
We may seek additional financing at any time through debt, equity, project specific debt, and/or other means, including asset sales. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.

Consolidated Cash Balances as of December 31, 2025
The table below discloses the amounts of consolidated cash disaggregated by currency denomination as of December 31, 2025 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Colombian Pesos	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$165,726	$1,482	$—	$—	$167,208
Canada	1,755	770	—	—	2,525
Colombia	1,101	—	435	—	1,535
Other	1,653	297	—	45	1,995
Total	$170,235	$2,549	$435	$45	$173,263
Refer to Note 18 of our consolidated financial statements which outlines restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
Convertible Bond — VRB Energy
On July 8, 2021, VRB Energy issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB Energy upon an equity financing or sale event, at a price per share equal to the lower of (A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs or other agreed restructuring of the convertible bond with its holder occurs, VRB Energy must repay the outstanding principal and interest on maturity in July 2026. At December 31, 2025, the balance of principal and interest on the bond was $33.7 million and it is classified as a current liability on the balance sheet.
Bridge Facility - Mesa Cobre
On December 12, 2025, Mesa Cobre, closed a senior secured multi-draw Bridge Facility which will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility has a two-year maturity term, with a single repayment at maturity. It will bear interest at our election, either at (i) the forward-looking term rate based on the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York plus a margin of 5.0%, increasing by 0.5% on each of the 6th, 12th, and 18th month following the closing date, or (ii) the alternate base rate as defined in the Bridge Facility agreements. At December 31, 2025, the Bridge Facility was undrawn.
In connection with the Bridge Facility, (i) Mesa Cobre entered into a security agreement which granted a first priority lien on substantially all of its assets, subject to customary exceptions, (ii) Ivanhoe Electric guaranteed Mesa Cobre’s payment obligations pursuant to a guaranty agreement whereby Ivanhoe Electric agrees to maintain at all times a tangible net worth of not less than $225.0 million, (iii) Ivanhoe Electric pledged its shares of Mesa Cobre pursuant to a pledge agreement, and (iv) Mesa Cobre executed a deed of trust and assignment of rents with respect to Mesa Cobre’s real property rights.

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net cash (used in) provided by:
Operating activities	$(89,200)	$(162,096)	$(150,515)
Investing activities	4,587	(14,470)	(150,766)
Financing activities	214,722	18,895	366,454
Effect of foreign exchange on cash	855	(2,063)	210
Total change in cash	$130,964	$(159,734)	$65,383
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities for the year ended December 31, 2025 of $89.2 million primarily was the result of $61.1 million of cash exploration expenditures and $29.4 million of cash general and administrative costs.
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
Net cash provided by investing activities for the year ended December 31, 2025 of $4.6 million was partly attributable to $9.7 million of proceeds received in February 2025 from the October 2024 sale of VRB China. This receipt was offset by $2.8 million of deposits made for capital expenditures at the Santa Cruz Copper Project, $1.2 million of property, plant and equipment acquisitions and $1.1 million of payments for mineral interests.
Net cash used in investing activities for the year ended December 31, 2024 of $14.5 million was mainly attributable to $10.6 million related to acquisitions of exploration properties and $1.1 million for purchases of investments subject to significant influence. The $10.6 million of cash used for purchases of exploration properties largely consisted of a payment of $10.3 million for the Santa Cruz Copper Project. In addition, we acquired cash of $0.2 million when we commenced consolidating Sama Nickel Corporation in March 2024.
Net cash used in investing activities for the year ended December 31, 2023 of $150.8 million was mainly attributable to $80.5 million related to acquisitions of exploration properties and $68.7 million for purchases of investments subject to significant influence. The $80.5 million of payments for exploration properties, included $76.6 million paid to acquire land at the Santa Cruz Copper Project and $3.5 million of option payments at our Tintic Project. The $68.7 million for purchases of investments subject to significant influence primarily consists of our $66.0 million investment in the Maaden Joint Venture.
Financing activities.
During the year ended December 31, 2025, the net cash provided by financing activities of $214.7 million was primarily a result of $231.1 million raised in two public offerings that we completed in 2025. In February 2025, we completed a public offering where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for net proceeds of approximately $65.8 million Each Unit consisted of (i) one share of our common stock and (ii) one accompanying warrant. In October 2025, we completed a public offering where we issued 11,500,000 shares of our common stock at $15.00 per share for net proceeds of approximately $165.3 million. We also received $6.0 million from the exercise of stock options and warrants during the year ended December 31, 2025.

In addition, in November 2025, we accelerated and completed the final three land acquisition payments, totaling $39.3 million, at the Santa Cruz Copper Project in Arizona, The promissory note previously issued, and now repaid, required the full outstanding balance to be paid by Ivanhoe Electric prior to commencement of major mine construction activities.
Also during the year ended December 31, 2025, our subsidiary, Cordoba received a $5.0 million bridge loan from JCHX which was in addition to $5.0 million which was previously received in December 2024. On June 25, 2025, JCHX paid Cordoba $20.0 million which was the third installment under the strategic arrangement signed in 2023 whereby JCHX acquired its 50% ownership of the Alacrán Copper Project. On June 26, 2025, Cordoba repaid the $10.0 million bridge loan using the proceeds from the third installment.
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
During the year ended December 31, 2023, there was $366.5 million of net cash provided by financing activities which was primarily from the $319.6 million in net proceeds we raised through issuances our common stock. We raised net proceeds of $123.7 million as a result of the July 2023 private placement with Maaden and raised net proceeds of $175.5 million from our September 2023 public offering. In October 2023, we received approximately $20.0 million from Maaden exercising their “top-up right” to maintain their 9.9% interest. In addition, we received $3.4 million of proceeds from the exercise of employee stock options during the year ended December 31, 2023. Our subsidiary, Cordoba, raised $39.5 million during the year ended December 31, 2023 in relation to financing its Alacran project through its strategic arrangement with JCHX.
Material Cash Obligations
As of December 31, 2025, we had the following material known cash obligations:

	Material Cash Obligations (in thousands)
	Total	2026	2027-2028	2029-2030	2031 onwards
Convertible debt(1)	$33,738	$33,738	$—	$—	$—
Leases	2,397	1,253	1,144	—	—
Typhoon purchase obligations	1,975	988	988	—	—
Mineral property obligations (non-discretionary)	652	652	—	—	—
Total material cash obligations	$38,762	$36,631	$2,132	$—	$—
___________
(1)The $24.0 million convertible bond issued by VRB Energy matures in 2026 if not converted to common shares of VRB Energy prior to such date. As of December 31, 2025, the value of the convertible bond including accrued interest was $33.7 million.

Off Balance Sheet Arrangements
As of December 31, 2025, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 20 of our consolidated financial statements for the years ended December 31, 2025 and 2024.

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
Recoverable value of exploration mineral interests
We review and evaluate exploration mineral interests for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of our exploration mineral interests and intangible assets did not involve significant estimation in the periods presented as circumstances did not indicate the carrying amount of our assets may not be recoverable. However, the recoverability of our recorded mineral interests is subject to market factors that could significantly affect the recoverability of our assets, such as commodity prices, results of exploration activities that may affect our intentions to continue under option or earn-in agreements and geopolitical circumstances. By nature, significant changes in these factors are reasonably possible to occur periodically, which could materially impact our financial statements.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have both fixed-rate and variable-rate debt.
Fixed-rate debt. Our fixed rate debt at December 31, 2025 consisted of a $33.7 million convertible bond that has a fixed interest rate of 8.0% per annum. The convertible bond is accounted for at amortized cost. Any changes in the market interest rates associated with this financial instrument would not impact our net loss, comprehensive loss or future cash flows.
Variable-rate debt. Our variable rate debt at December 31, 2025 was $nil, However, we have an undrawn $200.0 million Bridge Facility at December 31, 2025, related to the Santa Cruz Copper Project, which when drawn will have an interest rate equal to the secured overnight financing rate plus 5.0%.
Foreign Currency Risk
Our functional currency is the U.S. dollar. The majority of our expenditure is incurred in U.S. dollars at our projects located in the United States and are not subject to foreign currency risk. Outside of the United States, we are subject to foreign currency risk when we undertake transactions in foreign currencies, particularly certain operating expenditures incurred in Colombia and Canada. As the exchange rates between the U.S. dollar and our foreign currencies fluctuate, we experience foreign exchange gains and losses.
The carrying amounts of the Company’s Colombian Pesos and Canadian dollar denominated monetary assets and liabilities at the respective statement of financial position dates are as follows:

	Colombian Peso Balance (in 000’s USD Equivalent)			Canadian Dollar Balance (in 000’s USD Equivalent)
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
Cash	$435	$4,851	$3,233	$2,549	$2,663	$667
Other receivables	5	2	69	129	189	551
Accounts payable and accrued liabilities	(2,472)	(1,204)	(1,983)	(1,290)	(81)	(443)
Other liabilities	(1,173)	(1,400)	(955)	—	—	—
	$(3,206)	$2,249	$364	$1,388	$2,771	$775

	Year Ended December 31,
	2025	2024	2023
Opening exchange rate (1 U.S. dollar to Colombian Pesos)	4,403	3,872	4,841
Closing exchange rate (1 U.S. dollar to Colombian Pesos)	3,733	4,403	3,872
Appreciation/(devaluation) of Colombian Peso	15.2%	(13.7)%	20.0%

Opening exchange rate (1 U.S. dollar to Canadian dollars)	$1.44	$1.32	$1.35
Closing exchange rate (1 U.S. dollar to Canadian dollars)	$1.37	$1.44	$1.32
Appreciation/(devaluation) of Canadian dollar	4.7%	(8.8)%	2.4%
As at December 31, 2025, a 10% depreciation or appreciation of these foreign currencies against the U.S. dollar would have resulted in an approximate $0.2 million decrease or increase in the Company’s net loss for the year ended December 31, 2025 (December 31, 2024 - $0.5 million, December 31, 2023 - $0.1 million).

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Ivanhoe Electric Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ivanhoe Electric Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Exploration Properties — Assessment of Whether Indicators of Impairment Exist — Refer to Notes 3(i) and 9 to the financial statements.
Critical Audit Matter Description
The Company’s determination of whether or not an indicator of impairment exists in its exploration properties requires significant management judgment. Auditing the Company’s assessment of whether an indicator of impairment existed required increased auditor attention due to the judgments made by management when determining whether events or changes in circumstances could indicate a potential impairment. This resulted in an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of whether an indicator of impairment existed in exploration properties included the following, among others:

•Evaluated the effectiveness of the Company’s controls over management’s assessment of indicators of impairment.
•Obtained management’s assessment and evaluated whether: a) the Company has the right to explore in the relevant exploration area; b) there are adverse changes in the business climate, including decreases in forecasted future metal prices; c) the Company has the ability and intent to carry out significant exploration activities; d) there are planned or budgeted substantive expenditures to support exploration activities; and e) there exists a prolonged market capitalization deficiency.

/s/ Deloitte LLP
Chartered Professional Accountants
Vancouver, Canada
February 23, 2026

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Ivanhoe Electric Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ivanhoe Electric Inc. and subsidiaries (the “Company") as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte LLP
Chartered Professional Accountants
Vancouver, Canada
February 23, 2026

IVANHOE ELECTRIC INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)
At December 31, 2025 and 2024

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$173,263	$40,971
Restricted cash	3,010	4,338
Accounts and other receivables	526	21,569
Prepaid expenses and deposits	3,394	2,408
	180,193	69,286
Non-current assets:
Investments subject to significant influence	58,399	64,887
Other investments	1,221	1,745
Exploration properties	224,145	225,876
Property, plant and equipment	9,289	9,667
Other non-current assets	10,026	3,471
Total assets	$483,273	$374,932
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,309	$11,121
Note payable, current	—	12,409
Convertible debt	33,738	—
Deferred exploration liability	2,748	4,101
Due to related party	—	5,001
Lease liabilities, current	1,080	784
	53,875	33,416
Non-current liabilities:
Note payable	—	24,163
Convertible debt	—	30,942
Deferred income taxes	4,751	4,049
Lease liabilities, net of current portion	1,079	1,561
Other non-current liabilities	—	370
Total liabilities	59,705	94,501
Commitments and contingencies (Note 25)
Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 145.5 million shares issued and outstanding as of December 31, 2025 (December 31, 2024 - 700,000,000 authorized; 120.6 million issued and outstanding)	15	12
Additional paid-in capital	1,055,711	802,032
Accumulated deficit	(636,001)	(530,127)
Accumulated other comprehensive income	(3,613)	(3,276)
Equity attributable to common stockholders	416,112	268,641
Non-controlling interests	7,456	11,790
Total equity	423,568	280,431
Total liabilities and equity	$483,273	$374,932

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars, except for share and per share amounts)
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Revenue	$3,244	$2,901	$3,903
Cost of sales	(1,126)	(1,018)	(2,986)
Gross profit	2,118	1,883	917
Operating expenses:
Exploration expenses	63,287	130,944	126,719
General and administrative expenses	39,242	44,740	48,204
Research and development expenses	275	2,853	6,120
Selling and marketing expenses	26	297	276
Provision expected for credit loss	10,304	—	—
Impairment	2,555	—	—
Loss from operations	113,571	176,951	180,402
Other expenses (income):
Interest expense, net	4,141	2,585	2,960
Foreign exchange loss (gain)	553	665	(1,274)
Share of losses from significant influence investments	5,550	8,668	35,952
Gain on disposal of subsidiary	—	(50,685)	—
Other expenses (income), net	1,220	2,054	(1,381)
Loss before income taxes	125,035	140,238	216,659
Income taxes (recovery)	12	32	(584)
Net loss	125,047	140,270	216,075
Less loss attributable to non-controlling interests	(19,173)	(11,648)	(16,698)
Net loss attributable to common stockholders or parent	105,874	128,622	199,377
Net loss	125,047	140,270	216,075
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	65	1,028	1,359
Other comprehensive loss	65	1,028	1,359
Comprehensive loss	$125,112	$141,298	$217,434
Comprehensive loss attributable to:
Common stockholders or parent	106,211	129,825	200,261
Non-controlling interests	18,901	11,473	17,173
	$125,112	$141,298	$217,434
Net loss per share attributable to common stockholders or parent
Basic and diluted	$0.79	$1.07	$1.95
Weighted-average common shares outstanding
Basic and diluted	133,583,203	120,377,904	102,491,529

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars, except for share amounts)
Years ended December 31, 2025, 2024 and 2023

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
	Shares	Amount
Balance at January 1, 2023	92,960,584	9	409,683	(202,128)	(1,189)	(3,928)	202,447
Net loss	—	—	—	(199,377)	—	(16,698)	(216,075)
Other comprehensive loss	—	—	—	—	(884)	(475)	(1,359)
Issuance of common stock; public offering and subscription agreement, net of issuance costs	15,143,279	2	195,949	—	—	—	195,951
Issuance of common stock; strategic investment, net of issuance costs	10,269,604	1	123,670	—	—	—	123,671
Issuance of common stock; earn-in payment	10,281	—	150	—	—	—	150
Stock options exercised	1,379,526	—	3,422	—	—	—	3,422
Settlement of restricted share units	250,000	—	—	—	—	—	—
Settlement of deferred share units	11,990	—	—	—	—	—	—
Stock-based compensation	—	—	20,738	—	—	225	20,963
Non-controlling interests investment in subsidiary	—	—	24,258	—	—	22,896	47,154
Other changes in non-controlling interests	—	—	(54)	—	—	11	(43)
Balance at December 31, 2023	120,025,264	12	777,816	(401,505)	(2,073)	2,031	376,281
Net loss	—	—	—	(128,622)	—	(11,648)	(140,270)
Other comprehensive (loss) income	—	—	—	—	(1,203)	175	(1,028)
Issuance of common stock; Kaizen arrangement	116,413	—	952	—	—	—	952
Issuance of common stock; earn-in payment	12,765	—	95	—	—	—	95
Settlement of restricted share units	304,213	—	—	—	—	—	—
Settlement of deferred share units	1,972	—	—	—	—	—	—
Stock options exercised	151,485	—	867	—	—	—	867
Stock-based compensation	—	—	14,718	—	—	246	14,964
Taxes paid on net settlement of RSU's	—	—	(870)	—	—	—	(870)
Non-controlling interests investment in subsidiary	—	—	9,387	—	—	20,992	30,379
Other changes in non-controlling interests	—	—	(933)	—	—	(6)	(939)
Balance at December 31, 2024	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	$280,431
Net loss	—	—	—	(105,874)	—	(19,173)	(125,047)
Other comprehensive (loss) income	—	—	—	—	(337)	272	(65)
Issuance of common stock; public offerings, net of issuance costs	23,294,872	3	218,656	—	—	—	218,659
Issuance of warrants; public offering	—	—	12,470	—	—	—	12,470
Settlement of restricted share units	302,165	—	—	—	—	—	—
Settlement of deferred share units	17,532	—	—	—	—	—	—
Stock options exercised	1,131,331	—	4,921	—	—	—	4,921
Warrants exercised	150,000	—	1,050	—	—	—	1,050
Stock-based compensation	—	—	11,521	—	—	136	11,657
Taxes paid on net settlement of RSU's	—	—	(1,189)	—	—	—	(1,189)
Non-controlling interests investment in subsidiary	—	—	6,130	—	—	14,120	20,250
Other changes in non-controlling interests	—	—	120	—	—	311	431
Balance at December 31, 2025	145,508,012	$15	$1,055,711	$(636,001)	$(3,613)	$7,456	$423,568

IVANHOE ELECTRIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Operating activities
Net loss	$(125,047)	$(140,270)	$(216,075)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,951	2,703	2,640
Stock-based compensation	11,657	14,964	20,963
Non-cash exploration and research and development expense	300	1,395	3,281
Interest expense	2,796	2,899	3,707
Unrealized foreign exchange loss (gain)	336	527	(1,293)
Share of losses from significant influence investments	5,550	8,668	35,952
Gain on disposal of subsidiary	—	(50,685)	—
Provision for expected credit loss	10,304	—	—
Impairment	2,555	—	—
Income taxes	—	—	(583)
Other	1,230	2,953	(367)
Changes in other operating assets and liabilities:
Trade accounts receivable	1,043	385	(1,829)
Operating lease liabilities	(868)	(1,253)	(966)
Accounts payable and accrued liabilities	603	(7,859)	1,879
Deferred exploration liability	(1,353)	4,101	—
Other operating assets and liabilities	(1,257)	(624)	2,176
Net cash used in operating activities	(89,200)	(162,096)	(150,515)
Investing activities
Purchase of exploration properties	(1,106)	(10,640)	(80,507)
Purchase of property, plant and equipment and intangible assets	(1,203)	(2,930)	(1,578)
Deposits paid for property, plant and equipment	(2,800)	—	—
Purchase of investments subject to significant influence	—	(1,127)	(68,681)
Proceeds from sale of a subsidiary	9,696	—	—
Cash acquired on acquisition of subsidiary	—	227	—
Net cash provided by (used in) investing activities	4,587	(14,470)	(150,766)
Financing activities
Net proceeds from issuance of common stock	231,129	—	319,622
Promissory note payment	(36,244)	(12,081)	—
Proceeds from related party loan	5,000	5,000	4,000
Repayment of related party loan	(10,000)	—	—
Non-controlling interests investment in subsidiary	20,251	26,380	39,454
Proceeds from exercise of stock options and warrants	5,971	867	3,422
Debt issuance costs	(626)	—	—
Other	(759)	(1,271)	(44)
Net cash provided by financing activities	214,722	18,895	366,454
Effect of foreign exchange rate changes on cash and cash equivalents	855	(2,063)	210
Increase (decrease) in cash and cash equivalents and restricted cash	130,964	(159,734)	65,383
Cash, cash equivalents and restricted cash, beginning of the year	45,309	205,043	139,660
Cash, cash equivalents and restricted cash, end of the year	$176,273	$45,309	$205,043
Restricted cash, end of the year	3,010	4,338	—
Cash and cash equivalents, end of the year	$173,263	$40,971	$205,043
Supplemental cash flow information
Interest paid	$3,534	$4,691	$3,723
Cash paid for income taxes	$29	$1,915	$1,203
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock	$—	$1,047	$—
Non-controlling interests investment in subsidiary	—	4,000	10,546
Settlement of related party loan	—	(4,000)	—
Note payable issued as consideration for land purchase	—	—	82,590
Settlement of loan upon issuance of shares of subsidiary	$—	$—	$(10,546)

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) is a United States based minerals exploration and development company with a focus on copper and other critical metals vital to electric transmission and generation, manufacturing, infrastructure development, technology, and national security. The Company’s mineral exploration efforts focus on copper as well as other metals including nickel, cobalt, platinum group elements, gold and silver. The Company’s portfolio of electric metals exploration projects include the Santa Cruz Copper Project in Arizona.
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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”) is establishing a United States-based grid scale vanadium redox flow battery manufacturing business. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at December 31, 2025 (December 31, 2024 — 90.0%). VRB also holds a 49.0% interest (December 31, 2024 - 49.0%) in VRB Energy System (Beijing) Co., Ltd. (“VRB China”) which operates in the same industry in China.
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modelling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at December 31, 2025 (December 31, 2024 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) holds the Alacrán copper-gold project in northern Colombia. Ivanhoe Electric had an ownership interest in Cordoba of 60.8% as at December 31, 2025 (December 31, 2024 — 62.5%).
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

(e)Trade accounts receivable:
Trade accounts receivable are recorded at cost and do not bear interest. Management evaluates all accounts periodically and an allowance is established based on the best facts available. Management considers historical realization data, accounts receivable aging trends, other operational trends and reasonable forecasts to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable may be partially or fully provided for or written off, depending on the circumstances.
(f)Investments subject to significant influence:
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
(g)Exploration properties and exploration expense:
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
(h)Property, plant and equipment:
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
(i)Leases:
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
(j)Intangible assets:
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

(k)Impairment of long-lived assets:
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
(l)Revenue recognition:
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
(m)Contingent liabilities:
(i)Asset retirement obligations:
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
(n)Stock-based compensation:
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
The fair value of performance share units ("PSU's") that have market performance conditions is determined using the Company’s stock price and a Monte-Carlo simulation model. The fair value of PSU’s is amortized over the vesting period and recognized as an expense in the consolidated financial statements.
(o)Income taxes:
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
(p)Fair value measurements:
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
(q)Net loss per share:
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
(r)Convertible debt:
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
The Company may elect to account for the instrument at fair value with changes in fair value recorded in the statement of consolidated loss and comprehensive loss, except with respect to changes in value caused by changes in the Company’s own credit risk.
(s)Debt and equity issuance costs:
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
The Company reviews and evaluates exploration properties for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of the Company’s exploration mineral interests did not involve significant estimation in the periods presented as circumstances did not indicate the carrying amount of our assets may not be recoverable. However, the recoverability of the Company’s recorded mineral interests is subject to market factors that could significantly affect the recoverability of the Company’s assets, such as commodity prices, results of exploration activities that may affect our intentions to continue under option or earn-in agreements and geopolitical circumstances. By nature, significant changes in these factors are reasonably possible to occur periodically, which could materially impact the Company’s consolidated financial statements.
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
(iv)Valuation of stock options and PSU’s:
Determining the fair value of stock options and PSU’s require inputs that require management judgment. This includes expected volatility for stock options and PSU’s and expected life of stock options.
(v) Provision for expected credit loss:
Accounts receivable are reported net of an allowance for expected credit losses. The allowance is based on management’s estimate of lifetime expected credit losses, which considers historical loss experience, the aging of receivables, current economic conditions, reasonable and supportable forecasts, customer creditworthiness, payment history, and other relevant factors. Receivables that do not share similar risk characteristics are evaluated on an individual basis. In certain circumstances, management may determine that the collectability of a specific receivable is doubtful and record an allowance for the full amount outstanding. The determination of the allowance requires significant judgment and is inherently uncertain. Changes in customer financial condition, macroeconomic factors, or other circumstances could result in material adjustments to the allowance in future periods.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

4. Recently adopted accounting standards and recent accounting pronouncements:
Income taxes:
The Company adopted ASU 2023-09 on January 1, 2025 and is required to disclose specific categories in the rate reconciliation if quantitative thresholds are met. The amount of income taxes paid, if any, is required to be disaggregated by federal, state and foreign taxes. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.
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
5. Cash and cash equivalents:
Of the total cash and cash equivalents at December 31, 2025 and 2024, $9.1 million and $11.2 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries (Note 18).
6. Restricted cash and deferred exploration liability:
On May 7, 2024, the Company entered into an Exploration Alliance Agreement ("the Alliance") with BHP Mineral Resources Inc. (“BHP”), which sets out the framework for BHP and the Company to explore mutually agreed areas of interest in the United States to identify copper and other critical metal exploration opportunities within those areas of interest that may become 50/50 owned joint ventures.
The agreement is for a term of three years, which may be extended upon mutual agreement. BHP will provide the initial funding of $15.0 million and thereafter the Company and BHP would provide funding on a 50/50 basis. The Company will provide the Alliance access to one Typhoon™ system.
As at December 31, 2025, BHP has provided total funding of $9.7 million, which is solely for funding exploration activities of the Alliance. The funding is recorded as restricted cash, with an offsetting credit recorded as a deferred exploration liability. The balances of restricted cash and deferred exploration liability decrease as exploration spend is incurred. During the year ended December 31, 2025 the Alliance spent $5.1 million on exploration activities (December 31, 2024 - $1.7 million).
The Company is using the equity method of accounting for the areas of interest as it was determined that they are subject to joint control.
7. Accounts and other receivables:

	December 31, 2025	December 31, 2024
Trade accounts receivable	$14	$762
Other receivables (Note a)	10,816	20,807
Provision for expected credit loss (Note a)	(10,304)	—
	$526	$21,569
(a) At December 31, 2024, other receivables included $20.0 million receivable from China Energy Storage Industry Co., Ltd. (“Red Sun”) by VRB in relation to the transaction described in Note 16, payable in two tranches. On February 11, 2025, VRB received the first tranche payment. The second tranche payment of $10.0 million was due on

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

June 30, 2025 and has not been received. At December 31, 2025, the Company recorded a provision for expected credit loss in the amount of the full second tranche payment due to prolonged delinquency, repeated unfulfilled payment promises from Red Sun, an absence of contractual modification and a high degree of risk and uncertainty with cross-border collection risk and contractual remedies. No expected credit loss was recorded during the year ended December 31, 2024.

8. Investments subject to significant influence:
The Company’s principal investments subject to significant influence are its investment in Maaden Ivanhoe Electric Exploration and Development Limited Company ("Maaden Joint Venture") and VRB Energy System (Beijing) Co., Ltd. (“VRB China”). Others include its investments in Sama Resources Inc. (“Sama”).
The Company has elected to carry its investments in common shares of the publicly-traded companies subject to significant influence at fair value.

	Equity Method				Carried at fair value
	Maaden Joint Venture (Note a)	VRB China (Note b)	SNC (Note c)	Other	Sama (Note d)	Total
Balance at December 31, 2023	31,606	—	896	2,469	4,159	39,130
Disposal of subsidiary	—	35,761	—	(623)	—	35,138
Investment	—	—	440	689	—	1,129
Share of (losses) income	(11,217)	4,839	(827)	(1,463)	—	(8,668)
Acquisition	—	—	(489)	—	—	(489)
Change in fair value	—	—	—	—	(1,030)	(1,030)
Other	—	—	—	(177)	—	(177)
Foreign currency translation	—	—	(20)	(126)	—	(146)
Balance at December 31, 2024	20,389	40,600	—	769	3,129	64,887
Share of (losses) income	(12,162)	6,592	—	20	—	(5,550)
Change in fair value	—	—	—	—	(940)	(940)
Foreign currency translation	—	(36)	—	38	—	2
Balance at December 31, 2025	$8,227	$47,156	$—	$827	$2,189	$58,399
(a) Exploration Joint Venture with Maaden:
In 2023, Ivanhoe Electric entered into a 50/50 exploration joint venture with Maaden to explore approximately 50,000 km2 of prospective land in Saudi Arabia.
The Maaden Joint Venture is managed by the Board of Directors of the joint venture with Ivanhoe Electric and Maaden each having the right to appoint three directors and is subject to joint control.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

Summarized financial information for the Maaden Joint Venture is as follows:

	As at and for the year ended December 31
	2025	2024
Current assets	$14,762	$34,612
Non-current assets	10,085	12,530
Current liabilities	1,955	6,182
Non-current liabilities	186	181
Equity	22,706	40,779
Net loss	$24,324	$22,434
In January 2026, the Company provided funding to the Maaden Joint Venture in the amount of $6.3 million.
(b)VRB China:
On October 15, 2024, VRB entered into a transaction to reduce its ownership interest in VRB China from 100% to 49%, with the change in control becoming effective on October 31, 2024. As a result, VRB de-consolidated VRB China and began equity accounting for its retained interest. Refer to Note 16 for further information on the transaction.
The Company’s share of income from VRB China for the year ended December 31, 2025 includes:
•A $10.9 million gain (December 31, 2024 - $6.2 million) from the Company’s share of the increase in net asset value of VRB China as a result of capital increases of $22.5 million (December 31, 2024 - $12.7 million) from Red Sun ; offset by:
•$4.3 million share of loss (December 31, 2024 - $1.4 million) incurred by VRB China.
The Company recognizes its share of earnings from VRB China on a three month lag.
Summarized financial information for VRB China is as follows:

	As at and for the nine months ended September 30, 2025	As at and for the two months ended December 31, 2024
Current assets	$34,866	$18,750
Non-current assets	6,642	2,497
Current liabilities	8,943	5,212
Non-current liabilities	709	173
Equity	31,856	15,862
Net loss	$6,442	$2,776
(c)Sama Nickel Corporation:
On March 11, 2024, the Company completed its earn-in and acquired an additional 30% in Sama Nickel Corporation (“SNC”) bringing its total ownership interest in SNC to 60%. SNC owns the Samapleu-Grata Nickel-Copper Project ("Samapleu Project") in the Ivory Coast. The Company determined that it acquired control of SNC and commenced consolidating the results of SNC from March 11, 2024 under the voting interest entity model. The acquisition was accounted for as an asset acquisition as SNC did not meet the definition of a business. The cost of the acquisition was allocated to the assets and liabilities of SNC, including its exploration property in the Ivory Coast.
(d) Sama:
Sama is a mineral exploration company, listed on the TSX Venture Exchange, focused on exploring nickel-copper projects in Ivory Coast, West Africa. As at December 31, 2025, the Company owned 22.7% (December 31, 2024 - 22.7%) of the issued and outstanding common shares in Sama.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

9. Exploration properties:

	Santa Cruz (Note a)	Tintic (Note b)	Alacrán (Note c)	Other	Total
Balance at December 31, 2023	166,492	30,663	15,315	3,820	216,290
Acquisition costs	10,300	40	—	529	10,869
De-recognition	—	—	—	(1,300)	(1,300)
Foreign currency translation	—	—	—	17	17
Balance at December 31, 2024	176,792	30,703	15,315	3,066	225,876
Acquisition costs	731	—	—	375	1,106
De-recognition	—	—	—	(300)	(300)
Impairment (Note d)	—	—	—	(2,537)	(2,537)
Balance at December 31, 2025	$177,523	$30,703	$15,315	$604	$224,145
(a)The Santa Cruz Copper Project is a copper project near the city of Casa Grande in Arizona, USA. Pursuant to an agreement entered into in 2021, the Company had an option agreement that provided the Company with the right to acquire 100% of the mineral title of the Santa Cruz Copper Project for consideration of $27.9 million. In August 2024, the Company completed the final $10.0 million payment to exercise its option to acquire 100% ownership of the mineral rights at the Santa Cruz Copper Project.
On December 12, 2025, Mesa Cobre Holding Corporation (“Mesa Cobre”), a wholly-owned subsidiary of the Company that owns the Santa Cruz Copper Project, closed a $200 million senior secured multi-draw bridge facility (the “Bridge Facility”) to support the development of the Santa Cruz Copper Project. The Bridge Facility has a two-year maturity term, with a single repayment at maturity. It will bear interest at the Company’s election, either at (i) the forward-looking term rate based on the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York plus a margin of 5.0%, increasing by 0.5% on each of the 6th, 12th, and 18th month following the closing date, or (ii) the alternate base rate as defined in the Bridge Facility agreements. As at December 31, 2025, the Bridge Facility was undrawn.
In connection with the Bridge Facility, (i) Mesa Cobre entered into a security agreement which granted a first priority lien on substantially all of its assets, subject to customary exceptions, (ii) Ivanhoe Electric guaranteed Mesa Cobre’s payment obligations pursuant to a guaranty agreement whereby Ivanhoe Electric agrees to maintain at all times a tangible net worth of not less than $225.0 million, (iii) Ivanhoe Electric pledged its shares of Mesa Cobre pursuant to a pledge agreement, and (iv) Mesa Cobre executed a deed of trust and assignment of rents with respect to Mesa Cobre’s real property rights.
Commitment fees on undrawn amounts will be incurred at a rate of 1.25% per annum until June 30, 2026, increasing by one eighth of a percent for every six month period thereafter.
Mesa Cobre incurred directly related debt issuance costs in the amount of $5.2 million. The debt issuance costs are recorded as other non-current assets and amortized over the life of the facility.
(b)The Tintic Project is a copper-gold-silver project in the Tintic District of Utah, USA. Pursuant to agreements entered into in 2017 and 2018, the Company obtained the right to explore the underlying assets and to acquire or optionally acquire specified mineral rights of the underlying assets by making scheduled payments.
The Company has completed its purchase of 100% of the assets included in the agreements.
(c)The Alacrán project is a copper-gold project in Colombia, held by Cordoba. On May 8, 2023, Cordoba closed a strategic arrangement with JCHX Mining Management Co., Ltd (“JCHX") to advance the Alacrán Project. Refer to Note 17 for further details regarding the strategic arrangement.
(d)During the year ended December 31, 2025, the Company impaired non-core exploration properties in the amount of $2.5 million.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

10. Accounts payable and accrued liabilities:

	December 31, 2025	December 31, 2024
Trade accounts payable	$7,792	$6,309
Accrued liabilities	6,465	2,367
Due to related parties	1,845	2,176
Other payables	207	269
	$16,309	$11,121

11. Note payable:

Note payable
Balance at December 31, 2023	$48,916
Finance expense	4,429
Payment	(16,773)
Balance at December 31, 2024	$36,572
Finance expense	2,701
Payment	(39,273)
Balance at December 31, 2025	$—
In connection with the purchase of land at its Santa Cruz Copper Project in 2022, the Company issued a secured promissory note. The promissory note was paid off in full in November 2025.
12. Convertible debt:

VRB Convertible bond
Balance at December 31, 2023	$28,372
Finance expense	2,570
Balance at December 31, 2024	30,942
Finance expense	2,796
Balance at December 31, 2025	$33,738
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
The Company has accounted for the convertible bond as a debt instrument accounted at amortized cost, as it was determined the embedded features are not required to be bifurcated.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

13. Equity:
(a)Common stock transactions:
At December 31, 2025, the Company is authorized to issue 700,000,000 shares of common stock, at $0.0001 par value.
(i) 2025 public offerings:
On February 14, 2025, Ivanhoe Electric completed a public offering where it issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for gross proceeds of $69.0 million. Each Unit consists of (i) one share of Ivanhoe Electric’s common stock and (ii) one accompanying warrant (the "Warrants"). Each whole Warrant is exercisable to purchase one share of Ivanhoe Electric’s common stock at a price of $7.00 per share, exercisable for a period of one year. Directly attributable issuance costs of $3.1 million incurred in conjunction with the public offering were recorded as a reduction in paid in capital.
During 2025, 150,000 warrants were exercised for gross proceeds of $1.1 million. In January and February 2026, 11.6 million warrants were exercised for gross proceeds of $81.5 million.
On October 23, 2025, Ivanhoe Electric completed a public offering and issued 10.0 million shares of common stock at a price of $15.00 per share for gross proceeds of $150 million. On October 27, 2025, pursuant to the exercise in full of the underwriters option, Ivanhoe Electric issued an additional 1.5 million shares of common stock for gross proceeds of $22.5 million, increasing the total gross proceeds to $172.5 million. Directly attributable issuance costs of $7.2 million incurred in conjunction with the public offering were recorded as a reduction in paid in capital.
(ii) Kaizen arrangement:
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
(iii) Maaden Strategic Investment:
On July 6, 2023 Ivanhoe Electric completed the closing of the Maaden transactions which included the issuance of 10.3 million shares of common stock, representing 9.9% of common shares on completion of the Maaden transactions, at a purchase price of $12.38 per share for gross proceeds of $127.1 million. Directly attributable issuance costs of $3.5 million incurred in conjunction with the strategic investment were recorded as a reduction in paid in capital.
Ivanhoe Electric granted Maaden a top-up right allowing Maaden to maintain its 9.9% ownership for up to eight years through the purchase of additional shares at a price per share paid in a recent equity financing. Maaden has agreed to a five-year standstill limiting its shareholding to a maximum of 19.9%, subject to certain exceptions. Maaden was granted the right to appoint a nominee to the Ivanhoe Electric board of directors.
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
On October 23, 2023 Maaden signed a subscription agreement, exercising their right to maintain 9.9% ownership in the Company following the public offering. The Company issued 1.5 million shares of common stock to Maaden at a price of $13.50 per share for gross proceeds of $20.4 million.
(b)Stock-based compensation:
A portion of total stock-based compensation is incurred by non-wholly-owned subsidiaries, as follows:

	Year ended December 31,
	2025	2024	2023
Ivanhoe Electric	$11,269	$13,866	$20,028
Non-wholly-owned subsidiaries	388	1,098	935
	$11,657	$14,964	$20,963
Option exercises at the subsidiary level, should they occur, will impact the Company’s non-controlling interest in the applicable subsidiary, not the Company’s share capital.
Stock-based payment compensation was allocated to operations as follows:

	Year ended December 31,
Stock-based payment compensation in:	2025	2024	2023
General and administrative expenses	$9,818	$11,923	$17,670
Exploration expenses	1,839	3,041	3,277
Research and development expenses	—	—	11
Cost of sales	—	—	5
	$11,657	$14,964	$20,963
The Company’s Long Term Incentive Plan (“LTIP”) provides for grants of stock options, stock awards, stock unit awards, and deferred stock unit awards. The Company’s employees, including employees who are directors, consultants and non-employee directors are eligible to receive awards under the LTIP. Stock options may not be granted with an exercise price less than the closing price of the Company’s common stock on the grant date. As of December 31, 2025, 14,757,072 shares were available for grant under the LTIP and no shares were available under other plans.
(i) Stock options:
A summary of stock options outstanding and activity is presented below.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	7,071,164	$6.11
Granted	950,000	13.96
Exercised	(1,379,526)	2.49
Forfeited/expired	(442,701)	6.13
Outstanding at December 31, 2023	6,198,937	8.11	4.5	$20,207
Granted	2,216,404	13.50
Exercised	(151,485)	5.72
Forfeited/expired	(188,429)	8.77
Outstanding at December 31, 2024	8,075,427	9.62	2.6	$12,614
Exercised	(1,131,331)	4.96
Forfeited/expired	(264,890)	12.61
Outstanding at December 31, 2025	6,679,206	$10.38	3.5	$39,884

Vested and exercisable at December 31, 2023	2,766,116	$5.51	3.6	$14,151
Vested and exercisable at December 31, 2024	4,461,184	$6.73	3.0	$12,614
Vested and exercisable at December 31, 2025	5,034,006	$9.33	3.0	$33,451
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
No stock options were granted in 2025. Information related to stock options granted during the years ended December 31, 2024 and 2023 is presented below.

	2024	2023
Weighted average assumptions used to value stock option awards:
Fair value of common stock	$9.20	$13.94
Expected volatility	61.4%	68.2%
Expected life of options (in years)	4.0	4.0
Expected dividend rate	0%	0%
Risk-free interest rate	4.29%	4.04%
Weighted average grant-date fair value (per option)	$3.70	$7.53
For the year ended December 31, 2025, the Company recognized $5.2 million in stock-based compensation expense relating to the vesting stock options.
At December 31, 2025, the Company had $1.7 million of total unrecognized compensation cost to be recognized in 2026 and 2027 in relation to stock options.
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
A summary of outstanding stock-settled RSU’s as of December 31, 2025 and activity during the year then ended is presented below.

	Number of awards	Weighted-Average Grant Date Fair Value Per Award	Aggregate Intrinsic Value
Outstanding at January 1, 2023	750,000	$—
Granted	750,000	12.15
Vested	(250,000)	9.98
Outstanding at December 31, 2023	1,250,000	9.98	$12,600,000
Vested	(304,213)	11.05
Cancelled	(95,787)	9.98
Outstanding at December 31, 2024	850,000	11.51	$6,417,500
Granted	776,557	5.84
Vested	(302,165)	11.06
Cancelled	(142,697)	8.68
Outstanding at December 31, 2025	1,181,695	$8.46	$18,883,486
For the year ended December 31, 2025, the Company recognized $4.4 million in stock-based compensation expense relating to the vesting of RSU’s.
At December 31, 2025, the Company had $3.3 million of total unrecognized compensation cost to be recognized in 2026 through 2028 in relation to stock-settled RSU’s.
(iii) PSU’s:
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
For the year ended December 31, 2025, the Company recognized $1.4 million in stock-based compensation expense relating to the vesting of PSU’s.
At December 31, 2025, the Company had $3.4 million of total unrecognized compensation cost to be recognized in 2026 and 2027 in relation to PSU’s.
14. Revenue:
The Company recognized revenue from the following sources:

	Year ended December 31,
Revenue type	2025	2024	2023
Data processing services	$3,244	$2,831	$1,300
Energy storage systems	—	70	2,603
Total	$3,244	$2,901	$3,903

15. Exploration expense:

	Year ended December 31,
Project	2025	2024	2023
Santa Cruz, USA (Note 9(a))	$23,589	$72,384	$57,203
Alacran, Colombia (Cordoba) (Note 9(c))	19,397	14,756	28,068
Gleeson, USA	2,099	—	—
Tintic, USA (Note 9(b))	2,075	11,274	13,131
Hog Heaven, USA (Note a)	1,911	10,855	7,812
Project Generation and other	14,216	21,675	20,505
Total	$63,287	$130,944	$126,719
(a)The Company has an earn-in agreement whereby it must incur $15.0 million in earn-in expenditures (completed) and make payments to the counterparty totaling $4.5 million ($2.5 million paid as of December 31, 2025 ), the last of which is due in 2027, to earn an initial 51% interest in the Hog Heaven Project. The Company can earn an additional 24% in the project, for a total of 75%, if it completes an additional $25.0 million in expenditures by February 26, 2032. As at December 31, 2025 the Company has incurred cumulative expenditures of $22.7 million in relation to its earn-in at the Hog Heaven Project.

16. Disposal of subsidiary:
On October 15, 2024, VRB entered into an agreement with Red Sun to form a joint venture in VRB's existing operation in China. Under this agreement, Red Sun holds a 51% ownership stake in VRB China and VRB owns the remaining 49%. The change in control became effective on October 31, 2024.
Red Sun purchased shares of VRB China, a previously wholly-owned subsidiary of VRB, from VRB for $20.0 million and was required to make a capital increase directly in VRB China in the amount of $35.2 million, of which $12.7 million was received in 2024 and $22.5 million in 2025.
The $20.0 million due to VRB is payable in two tranches. On February 11, 2025, VRB received the first tranche payment. The second tranche payment of $10.0 million was due on June 30, 2025 and has not been received. Management continues to pursue recovery of the outstanding receivable through ongoing discussions with Red Sun.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The receivable is supported by collateral in the form of equity; however, as of the reporting date, management has not initiated enforcement or execution of the collateral.
VRB China is a variable interest entity, as it is dependent on additional subordinated financial support from Red Sun, principally in the form of additional committed capital contributions. The Company has determined it is no longer the primary beneficiary of VRB China as of October 31, 2024.
As a result, the Company has de-consolidated VRB China as of October 31, 2024 and has accounted for its retained interest in VRB China using the equity method of accounting. The Company recorded its retained interest in VRB China at a fair value of $35.8 million, based on the consideration paid, and recognized a gain on the sale of the controlling interest of VRB China of $50.7 million, as presented below.

October 31, 2024
Fair value of retained interest	$35,761
Consideration received for sale of shares	20,000
Net assets disposed of on de-consolidation	(5,567)
Accumulated other comprehensive income disposed of on de-consolidation	491
Gain on disposal of subsidiary	$50,685
As at December 31, 2025, the Company’s maximum exposure to loss in VRB China is represented by the aggregate carrying value of $47.2 million for its retained interest in the equity of VRB China.

17. Non-controlling interests investment in subsidiary:
On May 8, 2023, Cordoba closed the $100.0 million strategic arrangement with JCHX to advance the Alacrán Project in Colombia. Upon closing, JCHX received a 50% ownership interest in CMH Colombia S.A.S. (“CMH”), a Colombian company that owns 100% of the Alacrán Project and is the joint venture vehicle for Cordoba and JCHX in this strategic project level partnership.
For its 50% interest, JCHX will pay the $100.0 million purchase price in three installments. As of the closing of the transaction, $40.0 million was paid as a first installment. On January 4, 2024, Cordoba received the second installment of $40.0 million. The final installment of $20.0 million was received in June 2025.
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
On May 8, 2025, Cordoba entered into an agreement with JCHX and a consortium of investors to sell Cordoba's remaining 50% interest in the Alacrán Copper Project, for $88.0 million in cash on closing, $12.0 million in a deferred payment, and up to $28.0 million in a contingent payment depending on the copper price at the time of commercial production. The closing of the transaction was contingent upon the approval of the Environmental Impact Assessment (“EIA”), which remains pending from the relevant Colombian Government authority as of the outside date of December 31, 2025. This provided either party the right to exit the agreement.
On February 10, 2026, the agreement was amended to provide for the full $128.0 million purchase price to be paid at closing and remove any post-closing payments, waive the closing condition of an EIA , add a new closing condition of JCHX shareholder approval, and extend the outside date to March 10, 2026. Cordoba has also agreed to use commercially reasonable efforts to distribute to its shareholders the net proceeds after satisfying all liabilities and obligations, subject to required approvals, such that $10.0 million will remain in Cordoba.

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

	Kaizen	VRB	Cordoba	CGI	SNC	Total
Balance at December 31, 2023	$316	$(3,783)	$5,366	$132	$—	$2,031
Non-controlling interests share of income (loss)	—	4,249	(15,473)	(44)	(380)	(11,648)
Changes in non-controlling interests arising from changes in ownership interest	(316)	—	20,628	—	364	20,676
Other changes in non-controlling interests	—	(42)	530	(9)	252	731
Balance at December 31, 2024	—	424	11,051	79	236	11,790
Non-controlling interests share of (loss) income	—	(1,210)	(17,650)	68	(381)	(19,173)
Changes in non-controlling interests arising from changes in ownership interest	—	—	13,721	—	399	14,120
Other changes in non-controlling interests	—	3	700	6	10	719
Balance at December 31, 2025	$—	$(783)	$7,822	$153	$264	$7,456
Assets and liabilities belonging to the Company’s principal non-wholly owned subsidiaries as of December 31, 2025 are as follows:

	VRB	Cordoba	CGI	SNC	Total
Ownership percentage at December 31, 2025:	90.0%	60.8%	94.3%	60.0%

Total assets	$52,882	$18,686	$2,856	$983	$75,407
Total liabilities	60,728	5,544	166	322	66,760
Net assets	$(7,846)	$13,142	$2,690	$661	$8,647
VRB’s liabilities as at December 31, 2025 include a loan payable to Ivanhoe Electric of $26.9 million.
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
During 2021, VRB raised capital through the issuance of convertible debt (Note 12) resulting in VRB becoming a VIE. Except as disclosed above, the Company has not provided additional subordinated financial support to VRB as at December 31, 2025, although the Company is not precluded from doing so in the future. Ivanhoe Electric does not provide any guarantees or have any commitments to fund VRB. Other creditors of VRB do not have recourse against Ivanhoe Electric. Further information about VRB, including its impact on the Company’s loss from operations, is presented as the Energy Storage segment in Note 24.

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

19. Income taxes:
Total income tax provision / (benefit) for the years ended December 31, 2025, 2024 and 2023 are allocated as follows:

	Year ended December 31,
	2025	2024	2023
Income from continuing operations	$12	$32	$(584)
Equity, non-controlling interests investment in subsidiary	—	—	2,846
Total income tax provision / (benefit)	$12	$32	$2,262
Major components of the Company’s income tax provision / (benefit) from continuing operations for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year ended December 31,
	2025	2024	2023
Current:
U.S. Operations	$—	$—	$—
Foreign	12	32	(380)
Total current income tax provision / (benefit)	12	32	(380)
Deferred:
U.S. Operations	—	—	—
Foreign	—	—	(204)
Total deferred income tax provision / (benefit)	—	—	(204)
Total income tax provision / (benefit)	$12	$32	$(584)
Loss from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	Year ended December 31,
	2025	2024	2023
U.S. Operations	$(73,332)	$(136,615)	$(124,083)
Foreign	(51,704)	(3,622)	(92,576)
Total	$(125,035)	$(140,238)	$(216,659)

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The annual income tax expense (benefit) attributable to income from continuing operations is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax (loss) income. The reasons for the difference are:

	Year ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Expected income tax (benefit) expense at U.S. Federal tax rate	$(26,258)	21%	$(29,450)	21%	$(45,498)	21%
Reconciling items:
Domestic Tax
Permanent differences	3,440	(3)	3,964	(3)	4,457	(2)
Change in valuation allowance	12,568	(10)	24,700	(18)	21,587	(10)
Other	(608)	1	25	—	13	—
Foreign Tax
Difference between statutory and foreign tax rate	(1,156)	1	(11,353)	8	(3,513)	2
Change in valuation allowance	10,633	(9)	8,079	(6)	21,262	(10)
Other	1,393	(1)	4,067	(3)	1,108	(1)
Income tax expense (benefit)	$12	—%	$32	—%	$(584)	—%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below.

	As at December 31,
	2025	2024
Deferred tax assets:
Exploration mineral interest	$56,783	$46,481
Net operating losses	90,306	73,205
Equity method investment in joint venture	14,936	12,552
Foreign capital losses	5,471	5,485
Capital loss carry-forward	1,618	1,555
Other	1,663	1,249
Total gross deferred tax assets	170,777	140,527
Less: valuation allowance	(169,919)	(139,953)
Net deferred tax assets	858	574
Deferred tax liabilities:
Exploration mineral interest	(4,751)	(4,049)
Other	(858)	(574)
Total gross deferred tax liabilities	(5,609)	(4,623)
Net deferred tax liability	$(4,751)	$(4,049)

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The Company evaluated the positive and negative evidence available to determine the amount of valuation allowance required on its deferred tax assets. The Company has recognized a valuation allowance against deferred income tax assets in excess of those supported by the reversal of taxable temporary differences. As of December 31, 2025, a $169.9 million valuation allowance has been provided. The changes in the valuation allowance for the years ended December 31, 2025 and 2024 are as follows:

	As at December 31,
	2025	2024
Balance, beginning of year	$(139,953)	$(117,154)
(Increase) decrease due to foreign currency translation	(6,764)	5,361
Increase related to non-utilization of deferred tax assets due to uncertainty of recovery and increase related to non-utilization of net operating loss carryforwards	(23,201)	(36,063)
(Increase) decrease related to utilization and expiration of deferred tax assets, other	(2)	7,903
Balance, end of year	$(169,919)	$(139,953)
As of December 31, 2025, the Company has the following net operating loss carryforwards for income tax purposes:

Country	Losses	Expiry
United States	$344,354	2036 to 2045
Canada	46,998	2028 to 2045
Colombia	13,160	2029 to 2036
Singapore	4,709	Indefinite
The Company’s utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2025, no change in control has occurred in the Ivanhoe Electric group.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions.
The Company had no unrecognized income tax benefits as of December 31, 2025 or 2024. Due to the net operating loss carryover position coupled with the lack of any unrecognized tax benefits, the Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.
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

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The following table summarizes transactions between the Company and certain significant related parties.

	Balance outstanding as at December 31,		Transactions for the year ended December 31,
	2025	2024	2025	2024	2023
Total Expenses
Global Mining (Note a)	$649	$643	$2,729	$4,325	$13,471
Ivanhoe Capital Aviation (Note b)	—	83	750	1,000	1,000
High Water Holding Company (Note b)	250	—	250	—	—
I-Pulse (Note c)	—	—	—	1,379	3,107
JCHX Mining Management Co., Ltd (Note d)	1,500	1,500	—	1,580	—
Total	$2,399	$2,226	$3,729	$8,284	$17,578
Revenue and accounts receivable
Maaden Joint Venture (Note 8(a))	$—	$300	$2,409	$1,463	$—
Advances
Global Mining (Note a)	422	831	—	—	—
Maaden Joint Venture (Note 8(a))	141	176	—	—	—
Deposit
I-Pulse (Note c)	1,573	2,593	—	—	—
Loan
JCHX Mining Management Co., Ltd (Note d)	$—	$5,001	$—	$—	$—

	Transactions for the year ended December 31,
	2025	2024	2023
Expense classification
General and administrative expenses	$3,319	$4,339	$7,469
Exploration expenses	410	3,010	8,231
Research and development expenses	—	935	1,878
	$3,729	$8,284	$17,578
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provided administration, accounting, and other office services to the Company on a cost-recovery basis. Effective October 31, 2025, the Company ended its service relationship with Global Mining and is no longer a shareholder.
(b)Ivanhoe Capital Aviation (“ICA”) and High Water Holding Company (“High Water”) are entities beneficially owned by the Company’s Executive Chairman. ICA and High Water provided use of an aircraft to the Company during 2025.
(c)The Company's Executive Chairman is the Chief Executive Officer and a principal owner of I-Pulse. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters. The total purchase price for the six Typhoon™ transmitters is $12.4 million. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered. As at December 31, 2025, the Company has received four of the Typhoon™ transmitters that are deliverable under the agreement.
(d)JCHX held 19.2% of Cordoba’s issued and outstanding common stock as at December 31, 2025 (December 31, 2024 - 19.7%).
In December 2024, Cordoba obtained a $10.0 million bridge loan from JCHX, of which $5.0 million was received in December 2024 and $5.0 million in January 2025. In June 2025, JCHX completed the third and final

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

installment of $20.0 million in relation to its acquisition of a 50% interest in the Alacran Project. In June 2025, the bridge loan was repaid in full using the proceeds from the third installment.
21. Net loss per share:
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2025	2024	2023
Net loss attributable to common stockholders or parent	$105,874	$128,622	$199,377
Weighted-average number of shares outstanding
Basic and diluted	133,583,203	120,377,904	102,491,529
Basic and diluted net loss per share	$0.79	$1.07	$1.95
For purposes of this calculation, convertible debt, and options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. The amount of antidilutive shares excluded from the calculation as at December 31, 2025 was 20.3 million (December 31, 2024 - 9.0 million, December 31, 2023 - 7.5 million).
22. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	$2,189	$—	$—	$3,129	$—	$—
Other investments	954	267	—	995	750	—
Total financial assets	$3,143	$267	$—	$4,124	$750	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
23. Financial risk management:
The Company is exposed in varying degrees to credit risk through its use of financial instruments.
The Company’s principal financial assets are cash and cash equivalents and accounts receivable. The Company’s credit risk is primarily attributable to its accounts receivable. The Company’s maximum exposure to credit risk is approximately $0.5 million. The Company regularly reviews its receivables and the economic conditions to determine whether an allowance for expected losses is necessary.
Cash at bank is held with credit worthy financial institutions.
The Company has no significant concentration of credit risk other than its accounts receivable and the Company’s credit risk has not changed significantly during the years ended December 31, 2025, 2024 and 2023.
24. Segment reporting:
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
The Santa Cruz Copper Project and critical metals segments are focused on mineral project exploration and development with a focus on identifying and developing mineral projects, and ultimately mines, associated with the metals necessary for electrification. The Santa Cruz Copper Project is at a more advanced stage relative to most of the Company’s other mineral exploration projects and its discrete financial information and operating results are regularly reviewed by the CODM in order to make decisions about resource allocation and assess performance.
The data processing segment provides data analytics, geophysical modeling and artificial intelligence services for the mineral, oil & gas and water exploration industries. The energy storage segment develops, manufactures and installs vanadium flow batteries for grid-scale energy storage.
Segment information for the periods presented is as follows:

	As at and for the year ended December 31, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$3,244	$—	$3,244
Intersegment revenues	—	—	57	—	57
Loss (income) from operations	23,998	77,413	(1,239)	13,399	113,571
Depreciation and amortization	165	2,744	42	—	2,951
Segment assets	187,851	239,684	2,856	52,882	483,273
Expenditures for segment assets	730	1,574	5	—	2,309
Investments subject to significant influence	—	10,416	827	47,156	58,399

	As at and for the year ended December 31, 2024
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$2,831	$70	$2,901
Intersegment revenues	—	—	177	—	177
Loss from operations	72,465	97,277	(831)	8,040	176,951
Depreciation and amortization	153	1,983	57	510	2,703
Segment assets	179,469	131,492	2,799	61,172	374,932
Expenditures for segment assets	10,356	3,120	—	94	13,570
Investments subject to significant influence	—	23,518	769	40,600	64,887

	For the year ended December 31, 2023
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$1,300	$2,603	$3,903
Intersegment revenues	—	—	100	—	100
Loss from operations	57,833	111,634	1,363	9,572	180,402
Depreciation and amortization	87	975	995	583	2,640

IVANHOE ELECTRIC INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

The following tables illustrate the geographic makeup of the Company’s revenues and long-lived assets.

	Year ended December 31,
Revenue	2025	2024	2023
Canada	$3,244	$2,831	$1,300
China	—	70	2,603
Total	$3,244	$2,901	$3,903
Revenues are attributed to countries based on the location in which the sale originated.

	As at December 31,
Long-lived assets	2025	2024
United States	$211,284	$210,337
Colombia	19,695	20,344
Peru	—	2,561
Other	748	595
Total	$231,727	$233,837
Long-lived assets comprise the Company’s exploration mineral interests (excluding a mineral royalty) and property, plant and equipment.
Long-lived assets reconcile to segment assets and the balance sheet as follows:

	As at December 31,
	2025	2024
Total long-lived assets	$231,727	$233,837
Total current assets	180,193	69,286
Mineral royalty	1,707	1,707
Investments subject to significant influence	58,399	64,887
Other investments	1,221	1,745
Other non-current assets	10,026	3,471
Total assets and segment assets	$483,273	$374,932
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
Management’s Annual Report on Internal Control over Financial Reporting
Management of Ivanhoe Electric is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Ivanhoe Electric's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, in accordance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the management’s assessment, Ivanhoe Electric's internal control over financial reporting was effective as of December 31, 2025.
Deloitte LLP, an Independent Registered Public Accounting Firm, has audited the Company’s internal control over financial reporting as of December 31, 2025, and as stated in the Report of Independent Registered Public Accounting Firm, they have expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

During the quarterly period ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our directors and executive officers as of February 20, 2026.

Name	Age	Position
Robert Friedland	75	Executive Chairman of the Board of Directors
Taylor Melvin	56	Chief Executive Officer, President and Director
Russell Ball	57	Director
Hirofumi Katase	66	Director
Priya Patil	63	Director
Patrick Loftus-Hills	59	Director
Ronald Vance	73	Director
Victoire de Margerie	62	Director
Sofia Bianchi	69	Director
Jordan Neeser	43	Chief Financial Officer
Quentin Markin	53	Executive Vice President, Business Development and Strategy Execution
Graham Boyd	40	Senior Vice President, Exploration
Glen Kuntz	58	Senior Vice President, Mine Development
Cassandra Joseph	54	General Counsel and Corporate Secretary
Stephani Terhorst	47	Vice President, Human Resources
Biographical Information

Robert Friedland has served as Executive Chairman of the Board of Directors since November 21, 2022. Prior to that time, Mr. Friedland was Chief Executive Officer from July 16, 2020 to November 21, 2022, and Chairman of the Board from June 30, 2021 to November 21, 2022. Mr. Friedland has over thirty years of experience and has been recognized by leaders of the international financial sector and mineral resource industries as an entrepreneurial explorer, technology innovator and company builder. Since July 1988, Mr. Friedland has served as President, Chief Executive Officer and Founder of Ivanhoe Capital Corporation, a family office and investment company. He is the founder of Ivanhoe Mines Ltd. and has served as Executive Co-Chairman since September 2018 (previously Executive Chairman). He has also been Chairman of I-Pulse Inc. since February 2009 and Chief Executive Officer since June 2023. Since June 2018, he has served as Chairman of VRB Energy Inc., and was Co-Chair of SK Global Entertainment Inc. from February 2017 to December 2021. As one of the most recognized mining executives and achievers in the world, Mr. Friedland is dedicated to serving on numerous boards in the natural resources sector. These positions include: Co-Chairman of Sunrise Energy Metals Limited (formerly Clean TeQ Holdings Limited) since September 2016; Chief Executive Officer of High Power Exploration Inc. (now Ivanhoe Atlantic Inc.) from December 2015 to July 2022 and Chairman from January 2018 to July 2022; a Director of Blue Spark Energy Systems Inc. from May 2024 to August 2025 and Director of Pure Lithium Corporation from April 2022 to December 2025; and Chairman of Gold X Mining Corp. from June 2020 until its acquisition by Gran Colombia in June 2021. Mr. Friedland was the Chief Executive Officer from July 2020 to February 2022, and a founder of Ivanhoe Capital Acquisition Corp., a NYSE-listed special purpose acquisition corporation that completed its merger with SES AI Corporation (“SES”), a lithium-metal battery developer. He served as a Director of SES until March 15, 2023. Mr. Friedland graduated with a degree in political science from Reed College.
Taylor Melvin has served as our Chief Executive Officer, President, and a member of our Board of Directors since November 2022. Mr. Melvin has over twenty years of experience in the natural resources sector as a senior corporate development professional and investment banker. Prior to joining Ivanhoe Electric, Mr. Melvin served as President and Chief Executive Officer of Battery Metals Streaming Corp. from March 2022 to August 2022. Prior to that, Mr. Melvin served as Vice President, Corporate Development of Freeport-McMoRan Inc. (NYSE: FCX), a leading international mining company focused on copper, headquartered in Phoenix, Arizona, from June 2018 to March 2022, after having served as its Director Finance & Business Development since 2008. Before joining Freeport-McMoRan Inc. in 2008, Mr. Melvin was an Executive Director in J.P. Morgan’s Natural Resources investment banking group in New York. Mr. Melvin received his Bachelor of Science in Business Administration and his Master of Business from the University of North Carolina at Chapel Hill.

Russell Ball has served as a Director since June 30, 2022. He is Chair and a member of the Audit Committee and also serves as a member of the Compensation and Nominating Committee. Mr. Ball is an international mining executive with over thirty years of experience. He was the Chief Executive Officer of Calibre Mining Corp. (TSX: CXB) from October 2019 to February 2021 and Chair of its board from November 2018 to October 2019. From May 2013 to December 2017, Mr. Ball held various executive positions with Goldcorp Inc. (TSX: G; NYSE: GG), including Executive Vice President Corporate Development and Chief Financial Officer from March 2016 to December 2017. Prior to that, he held various positions with Newmont Mining Corporation (NYSE: NEM) from 1994 to 2013, including Executive Vice President and Chief Financial Officer from June 2008 to May 2013. Mr. Ball currently serves as Non-Executive Chair of the board of Faraday Copper Corp. (TSX:FDY) and as a Director of Southern Silver Exploration Corp (TSX.V: SSL), Thesis Gld Corp, (TSX.V: TAU), and Compass Minerals (NYSE: CMP). He is a Chartered Accountant (South Africa) and a Certified Public Accountant in the United States. Mr. Ball holds a Master’s in Accounting and a Post-Graduate Diploma in Accounting from the University of Natal (South Africa).
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
Patrick Loftus-Hills has served as a Director since March 2023 and is a member of the Compensation and Nominating Committee and the Health, Safety and Environmental Committee. He brings over forty years of experience in the global mining industry and has served as a Senior Advisor at Moelis & Company, a New York-based investment bank, since 2011. He was a Partner and Managing Director at Moelis & Company from 2011 to December 2021. Since February 2025, Mr. Loftus-Hills has served as a Senior Advisor to Oryx Global Partners, an Abu Dhabi, UAE based mining private equity firm. Prior to joining Moelis & Company in 2011, he was the Joint Head of the Asian Industrials Group and Head of Natural Resources at UBS in Hong Kong and held leadership roles in the UBS’s global mining team in New York and Australia. Over his career, Mr. Loftus-Hills spent almost thirty years in investment banking advising global mining companies on a range of transactions, including cross-border mergers and acquisitions and capital raises as well as seven years as a lawyer advising major mining companies. Mr. Loftus-Hills served as a Managing Member - Advisor of Sweetwater Royalties LLC, an Orion Resource Partners portfolio company, from May 2022 to May 2025. He is Chair of the Monash University US Leadership Council, Chair of the US Friends of the Australian Chamber Orchestra, Co-Chair of Global Australians and Chair of the AUS USA Foundation. He holds degrees in Law and Science and an Honorary Doctor of Laws from Monash University in Australia.
Victoire de Margerie has served as a Director since June 30, 2022. Prof. de Margerie is the Executive Chairman/Reference Shareholder of Rondol Industrie SAS, a deep technology startup that develops extrusion machinery for drug formulations and other high tech applications since 2012. Since 2014, Prof. de Margerie has served as Founder and Co Chairman of World Materials Forum, since 2019, an Academician at the National Academy of Technologies of France, since 2020 a Board Director of Paris School of Mines (France), and since 2025, a Board Director of Boliden (Sweden, Mining). Altogether 40 years in the Materials Industry in Canada, France, Germany, the United Kingdom and the United States, first as an executive and since 2006 as a Board Director. Prof. de Margerie was a Director of Eurazeo (Euronext Paris) from 2012 to 2024, a Director and Chair of the Innovation & Growth Committee of Arkema SA (Euronext Paris: AKE) from 2012 to 2023, a Director of Babcock International Group (LSE: BAB) from 2016 to 2021, a Director of Morgan Ceramics from 2012-2016, a Director of Norsk Hydro from 2012 to 2014, and a Director at Outokumpu from 2007-2011. She was previously a Director of European industrial companies such as Italcementi from 2006-2016. Prof. de Margerie was also a Professor of Strategy & Technology Management at Grenoble School of Management between 2003 and 2011. Prof. de Margerie graduated initially from HEC Paris and Sciences Po Paris and holds a PhD in Management from Université de Paris 2.

Priya Patil has served as a Director of since June 30, 2022. She is Chair and a member of the Compensation and Nominating Committee ad also serves as a member of the Audit Committee. Ms. Patil is an experienced corporate director, former senior public company executive, and investment banker. She began serving as an independent corporate director of public companies in 2016 and has served as a volunteer board member of universities and other economic-focused organizations since 2003. From 2014 to 2026, Ms. Patil was Head, Business Development (Diversified Industries) of the Toronto Stock Exchange. She previously served as Managing Director, Partner and Founding Partner (Eastern Operations) of PI Financial Corp. and as Managing Director, Partner and Head of Investment Banking of Loewen Ondaatje McCutcheon. Ms. Patil also served as Global General Corporate Counsel of Breakwater Global Resources Ltd, a Canadian and U.S. listed mining company. She started her career as an attorney with Brobeck, Phleger & Harrison LLP in Palo Alto, California. From February 2021 to August 2024, Ms. Patil was a director of Rambler Metals & Mining PLC (AIM of LSE: RMM), where she was Chair of the Compensation, Governance and Nominations Committee and a member of its Audit and Safety, Health, Environment and Community Committees. She also served as a director of Signature Resources Ltd. (TSX-V: SIG) from September 2021 to May 2022 and as an advisory board member from May 2022 to September 2023. From October 2016 to August 2019, Ms. Patil was an Independent Corporate Director of Alexandria Minerals Inc., serving as Chair of its Audit Committee and as a member of its Management & Special Committee. Ms. Patil holds a Juris Doctor degree from the University of Ottawa and a Bachelor of Science degree in Statistics and Computer Sciences from the University of Bombay. She has completed the Directors Education Program at the Rotman School of Management (University of Toronto) and the Innovation Governance Program of the Council of Canadian Innovators. Ms. Patil is a member of the State Bar of California and the Law Society of Ontario and Charter of the Institute of Corporate Directors. She served as a Board Member of the Council of Great Lakes Region and as a Board Member of the Association of Corporate Growth from 2015 to 2019. She also served on the advisory boards of the University of Ottawa, Faculty of Law and Metropolitan Toronto University, Digital Media Zone from 2016 to 2019.
Ronald Vance has served as a Director since June 2023 and is Chair of the Health, Safety and Environmental Committee and a member of the Audit Committee. Mr. Vance is a corporate director and retired senior executive with a distinguished track record in corporate development, corporate finance advisory and marketing management. He has over forty years of experience in mining and corporate development. Mr. Vance retired from Teck Resources Limited where he served as Senior Vice President, Corporate Development from 2006 to 2014. Prior to joining Teck Resources, he worked as a Managing Director of Rothschild (Denver) Inc. from 1991 to 2000 and as Managing Director/Senior Advisor of Rothschild Inc. from 2000 to 2005. Since 2013, Mr. Vance currently serves as an independent director of Royal Gold Inc. (NASDAQ: RGLD) and serves as a member of its Audit and Finance Committee. Mr. Vance served as Chairman of the Board of Southern Peaks Mining, L.P. in 2018.
Sofia Bianchi has served as a Director since July 2023 and is a member of the Health, Safety and Environmental Committee. Ms. Bianchi has over thirty years of experience in finance and has held numerous executive and director roles internationally. She has been the founding partner at Atlante Capital Partners, an investment firm focused on financial restructuring, since May 2016. Ms. Bianchi also serves as a Non-Executive Director and Chair of the Corporate Governance Committee of Mineros S.A. (TSX: MSA, OTCQX: MNSAF, BVC: MINEROS) since March 2024 and as Chair of Canagold Resources Ltd. (CCM:CA) since July 2022. She also serves as a Non-Executive Director of Saudi Arabian Mining Company (“Maaden”) (Saudi Stock Exchange Tadawul)) since December 2022 and as a Non-Executive Director of Manara Minerals Investment Company of Riyadh, Saudi Arabia, a joint venture between Maaden and the Public Investment Fund to invest in mining assets globally since June 2023. In addition, Ms. Bianchi has served as a Non-Executive Director of Sitex SA since 2017 and Spitex Perspecta AG (SOL SpA Group) since 2019, both of which specialize in home-based healthcare services, and as an Independent Non-Executive Director of Yellow Cake plc. (AIM:YCA), a uranium company, since 2018. She previously served as a director of Feronia Inc. (TSX) from January 2019 to February 2020; Endeavour Mining Corporation (TSX & LSE) from November 2019 to May 2022; Kenmare Resources (LSE & Dublin Stock Exchange) from April 2008 to May 2017; and ARM Cement PLC (Nairobi Securities Exchange) from January 2018 to January 2019. Previously Ms. Bianchi was Head of Special Situations at the CDC Group from 2018 to 2020 and at BlueCrest Capital Management from 2007 to 2016. Ms. Bianchi holds a Master’s degree in finance from the University of Pennsylvania – Wharton Business School, and a Bachelor of Arts degree in Economics from George Washington University.
Jordan Neeser has served as our Chief Financial Officer since November 21, 2022. Since June 2024, he has served as a Director of Cordoba Minerals Corp. (TSXV). Mr. Neeser is a finance executive with over twenty years of experience in financial reporting, corporate development, and corporate finance, primarily in the mining sector. From March 2021, Mr. Neeser served as Chief Financial Officer and Corporate Secretary at Gold Standard Ventures (TSX) until it was acquired by Orla Mining (TSX:OLA) in August 2022. He also served as Chief Financial Officer of Conifex Timber Inc. (TSX:CFF) from December 2018 to March 2021, and spent eight years with First Quantum (TSX:FM) as both Group Controller and

Director, Business Development. Mr. Neeser started his career with KPMG, as a Chartered Public Accountant, Chartered Accountant, and holds a Bachelor of Commerce degree from the University of British Columbia, Vancouver, Canada.
Quentin Markin has served as our Executive Vice President, Business Development and Strategy Execution since January 1, 2023. Since September 2023, he has served as a Director of Cordoba Minerals Corp. (TSXV). Mr. Markin is a seasoned mining lawyer with over twenty years of experience, all with the Canadian firm Stikeman Elliott LLP, where he had been a partner since 2008. Over his career, he has lived and practiced in the world’s mining centers — Sydney, London, Vancouver and Toronto. Mr. Markin’s practice focused on M&A, project development and financing matters for mining companies globally and has been recognized by international legal consultancy Chambers for eleven years as a mining law expert. Prior to joining the Company, Mr. Markin acted as legal counsel for the Company since its inception, as well as other Ivanhoe group companies, including Ivanhoe Mines, but also senior producers, junior exploration companies, and investment banks. His notable transactions outside of the Ivanhoe Group include the 2007 Cdn$1.2 billion initial public offering of Franco-Nevada and the 2015 acquisition by OceanaGold of Romarco Minerals and its Haile Gold Mine located in South Carolina for around Cdn$856 million. Mr. Markin received his Bachelor of Law Degree from the University of Ottawa, Canada, and holds an M.A. in International Relations from the Norman Patterson School of International Affairs, Ottawa, Canada.
Graham Boyd has served as our Senior Vice President, Exploration since August 7, 2023. Previously he served as our Senior Vice President and Vice President, U.S. Projects since November 2022 and June 2021, respectively, to August 2023. Mr. Boyd is a Geologist with over twenty years of base and precious metals experience, having worked principally in Australia, North America and South America and continuingly being responsible for the identification, review, acquisition and execution of numerous exploration projects, particularly those that form our portfolio of projects in the United States. Prior to joining the Company, Mr. Boyd worked various roles including as Principal and Senior Geologist within High Power Exploration Inc. (“HPX”) (now Ivanhoe Atlantic Inc.) since 2013. While with HPX, Mr. Boyd was a leader in the delineation and exploration success of the Alacran and San Matias Cu-Au- Ag deposits in Colombia. Prior to HPX, Mr. Boyd held roles with Ivanhoe Australia and Ivanhoe Mines Mongolia, since 2006. At Ivanhoe Australia, Mr. Boyd was a member of the discovery team for the world’s highest grade Mo-Re deposit, Merlin, and he also was a key contributor to delineation and resource development of the Mount Dore Cu and Mt Elliott- SWAN Cu-Au deposits. Prior to roles in the Ivanhoe Group, Mr. Boyd worked on copper porphyries in British Columbia, and diamond exploration in Nunavut and Quebec. Mr. Boyd holds a Bachelor of Science in Geoscience from the University of Victoria.
Glen Kuntz has served as our Senior Vice President, Mine Development since November 21, 2022. Previously, Mr. Kuntz served as our Chief Technical and Innovation Officer from January 2022 to November 2022. He is also Vice President of Mesa Cobre Corporation, one of our subsidiaries, since April 2022, and a director of Cordoba Minerals Corp. (TSXV) since May 2025. Mr. Kuntz is a Qualified Person, Professional Geologist and mining executive with over thirty years of experience focused on exploration, development and operations (underground and open pit), technology, and studies across a variety of commodities and mining types/methods throughout the Americas, Africa and Australia. Prior to joining the Company, Mr. Kuntz was a consulting specialist geology/mining at Nordmin Engineering Ltd. from March 2018 to January 2022; director of exploration projects at Yamana Gold Inc. from 2015 to 2018; President and Chief Executive Officer from 2012 to 2015 and Chief Operating Officer from 2011 to 2012 of Mega Precious Metals Inc., a successful junior exploration company acquired by Yamana Gold. Mr. Kuntz gained significant development/production experience in a variety of other senior positions with Runge Ltd., Placer Dome Corporation, and Rea Gold Corporation. Mr. Kuntz holds a Bachelor of Science in Geology from the University of Manitoba.
Cassandra Joseph has served as the Company’s General Counsel and Corporate Secretary since February 1, 2023. Ms. Joseph is an accomplished U.S. mining industry legal executive with over twenty years of experience in corporate, environmental and intellectual property law. Since May 2024, she has served as a Director of i-80 Gold Corp. (IAUX;NYSE, IAU:TSX). Ms. Joseph was previously lead independent Director and the Chair of the Corporate Governance Nominations and Compensation Committee of Bunker Hill Mining Corporation from 2020 to 2024 (XCNQ:BNKR). Before joining the Company, Ms. Joseph was Senior Vice President and General Counsel for Nevada Copper in Reno, Nevada from May 2019 to January 2023. Prior to Nevada Copper, she served as Vice President, Associate General Counsel, Corporate Secretary, and Chief Compliance Officer from 2015 to 2019 for Reno, Nevada-based Tahoe Resources prior to its sale to Pan American Silver in May 2019. Ms. Joseph worked in the Nevada Attorney General’s Office, representing the Division of Environmental Protection, the Division of Water Resources, and other agencies within the Department of Natural Resources. She holds a Juris Doctor from Santa Clara University School of Law and a Bachelor of Arts from the University of California, Berkeley.
Stephani Terhorst has served as our Vice President Human Resources since March 1, 2023. Ms. Terhorst is an accomplished human resources and employee benefits professional with over twenty-five years of human resources experience, primarily in the coal and aggregates mining sector. From 2016 to 2022, Ms. Terhorst was the Senior Director of Human Resources and Benefits with NACCO Industries, a coal producer in Dallas, Texas. She served as Director of

Human Resources for Jennmar Corporation, which manufactures various underground mining products. Ms. Terhorst is a Certified Employee Benefits Specialist, Professional in Human Resources, and Group Benefits Associate certified. She holds a Bachelor's degree in Human Resources Management from the University of Pittsburgh and a Master's degree in Human Resources and Industrial Relations from St. Francis University.

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
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which will be filed with the SEC not later than 120 days after December 31, 2025.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Equity Compensation Plan Information
Information about our equity compensation plans at December 31, 2025 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights A	Weighted-average exercise price of outstanding options, warrants and rights(1) B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by stockholders (2022 LTIP)	7,120,027(2)	$12.83	14,757,072(3)
Equity compensation plans not approved by stockholders (2021 LTIP)	1,581,665	$2.49	0
Total	8,701,692	$10.38	14,757,072
(1) The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, DSUs or PSUs since RSUs, DSUs and PSUs have no exercise price.

(2) Consists of 5,097,541 shares of common stock issuable upon the exercise of stock options, 1,181,695 shares of common stock deliverable upon settlement of RSUs, 162,266 shares of common stock deliverable upon settlement of DSUs, and 678,525 shares of common stock deliverable upon settlement of PSUs, assuming that PSUs vest at target. The number of PSUs that vest is based on performance criteria and ranges between zero times to two times the target number of PSUs.

(3) Shares available for issuance under the 2022 LTIP, which may be used for any type of award authorized under the 2022 LTIP, including stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, other stock or cash-based awards, and dividend equivalents. The number of shares available for issuance under the 2022 LTIP Plan is subject to (i) an annual increase on the first day of each year ending in 2032 equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board, and (ii) increase by the amount, if any, equal to the number of awards under the 2021 LTIP that terminate, expire or lapse for any reason without the delivery of shares of common stock to the holder thereof or are repurchased by the Company at the original purchase price thereof. The Board elected to waive the annual increase that would otherwise have taken effect on January 1, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Deloitte LLP (PCAOB ID No. 1208).

The information required by this item is incorporated by reference to the 2026 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements. See Item 8 “Financial Statements and Supplemental Information” elsewhere in this Annual Report on Form 10-K.
(2)    Financial Statement Schedules. The following financial statement schedule is presented below.
Schedule II - Valuation and Qualifying Accounts
Financial statement schedules other than the above have been omitted because they are not applicable.
Schedule II - Valuation and Qualifying Accounts (in thousands)

	Balance at beginning of year	Charged to expense	Charged to other accounts	Balance at end of year
Provision for expected credit loss
Year ended December 31, 2025	$—	$10,304	$—	$10,304
Year ended December 31, 2024	—	—	—	—
Year ended December 31, 2023	—	—	—	—
Deferred income tax valuation allowance
Year ended December 31, 2025	$139,953	$—	$29,966	$169,919
Year ended December 31, 2024	117,154	—	22,799	139,953
Year ended December 31, 2023	71,063	—	46,091	117,154
(3)    Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Contribution Agreement dated as of April 30, 2021, between the High Power Exploration Inc. and the Registrant	S-1	333-265175	2.1	May 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect	8-K	001-41436	3.1	June 9, 2025
3.2	Second Amended and Restated By-Laws of the Registrant as currently in effect	8-K/A	001-41436	3.1	February 24, 2025
4.1	Description of Registrant’s Securities					*
4.2	Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.4	May 24, 2022
4.3	First Amendment dated as of June 28, 2021 to the Stockholders Agreement dated as of April 30, 2021, by and among the Registrant, I-Pulse Inc., Ivanhoe Industries, LLC, Point Piper, LLC, Century Vision Holdings Limited and Iridium Opportunity Fund A LP	S-1	333-265175	4.5	May 24, 2022
4.4	Second Amended and Restated Stockholders Agreement dated as of April 5, 2022, by and among the Registrant, I-Pulse Inc., Castelnau LLC, Robert Friedland, and each of the investors signatory thereto	S-1	333-265175	4.6	May 24, 2022
4.5	Amended and Restated Registration Rights Agreement dated as of April 5, 2022, by and among the Registrant and the investors signatory thereto	S-1	333-265175	4.7	May 24, 2022
4.6^##	Warrant Agent Agreement including form of Warrant					*
10.1	Assignment Agreement dated as of October 27, 2021 by and among the Registrant, Mesa Cobre Holding Corporation, Central Arizona Resources, LLC, Presidio Group Inc., Russell Mining Corp., and Gold Coast Mining Inc.	S-1	333-265175	10.1	May 24, 2022

10.2	Purchase and Sale Agreement between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LLC dated May 10, 2023.	8-K/A	001-41436	10.1	May 11, 2023
10.3	Secured Promissory Note between Mesa Cobre Holding Corporation and Wolff-Harvard Ventures, LP dated May 23, 2023					*
10.4	Deed of Trust and Assignment of Rents between Mesa Cobre Holding Corporation and First American Title Insurance Company for the benefit of Wolff-Harvard Ventures, LP dated May 23, 2023	8-K	001-41436	10.2	May 24, 2023
10.5	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and I-Pulse Inc	S-1	333-265175	10.3	May 24, 2022
10.6	Technology License Agreement dated as of March 23, 2012, between High Power Exploration Inc. and HPX TechCo Inc. and GEO27 S.a.r.l	S-1	333-265175	10.4	May 24, 2022
10.7	Patent License Agreement Amendment and Novation dated as of March 23, 2012, between High Power Exploration Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.5	May 24, 2022
10.8	Assignment and Novation Agreement, dated as of April 30, 2021, between High Power Exploration Inc. and each of I-Pulse Inc., HPX TechCo Inc. and GEO27 S.a.r.l.	S-1	333-265175	10.6	May 24, 2022
10.9	Option Agreement for Purchase and Sale, dated August 16, 2021, by and between Central Arizona Resources, LLC and DRH Energy, Inc.	S-1	333-265175	10.7	May 24, 2022
10.11#	Purchase and Sale Agreement dated as of October 19, 2017	S-1	333-265175	10.10	June 21, 2022
10.12#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.11	June 21, 2022
10.13#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.12	June 21, 2022
10.14#	Purchase and Sale Agreement dated as of October 4, 2018	S-1	333-265175	10.13	June 21, 2022
10.15#	Purchase and Sale Agreement dated as of June 14, 2019	S-1	333-265175	10.14	June 21, 2022
10.16##	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Maaden) dated May 15, 2023	8-K	001-41436	10.1	May 15, 2023
10.17^	Common Stock Subscription Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Maaden) dated October 23, 2023	8-K/A	001-41436	10.1	October 24, 2023
10.18	Investor Rights Agreement between Ivanhoe Electric Inc. and Saudi Arabian Mining Company (Maaden) dated July 6, 2023	10-Q	001-41436	10.9	August 14, 2023
10.19	Shareholders Agreement by and among Ivanhoe Electric Inc., Ivanhoe Electric Mena Holdings Ltd., Ma’aden Ivanhoe Electric Exploration and Development Limited Company and Saudi Arabian Mining Company (Maaden) dated July 6, 2023	10-Q	001-41436	10.10	August 14, 2023
10.20	Amendment to Shareholders’ Agreement in Respect of Maaden Ivanhoe Electric Exploration and Development Company dated November 1, 2023	10-K	001-41436	10.20	February, 26, 2024
10.21	Amendment #2 (Revised) to Shareholders’ Agreement in respect of Ma’aden Ivanhoe Electric Exploration and Development Limited Company, dated June 25, 2025	8-K	001-41436	10.1	October 21, 2025
10.22##	Purchase, Sale and Investment Agreement	8-K	001-41436	10.1	October 15, 2024
10.23##	VRB China Joint Venture Agreement	8-K	001-41436	10.2	October 15, 2024
10.24	Cooperation Agreement	8-K	001-41436	10.3	October 15, 2024
10.25##	Exploration Alliance Agreement dated May 7, 2024	8-K	001-41436	10.1	May 8, 2024
10.26=	Strategic Advisory Services Agreement between Cordoba Minerals Corp. and Robert Friedland dated December 3, 2020	10-K	001-41436	10.49	February 26, 2024
10.27	Underwriting Agreement dated as of September 14, 2023	8-K	001-41436	1.1	September 14, 2023
10.28	Underwriting Agreement dated as of February 12, 2025	8-K	001-41436	1.1	February 12, 2025
10.29	Underwriting Agreement Dated as of October 22, 2025	8-K	001-41436	1.1	October 22, 2025
10.30##^	Commercial Sale Offer and related Purchase Order dated May 8, 2025	8-K	001-41436	10.1	May 8, 2025
10.31	Waiver and Amending Agreement dated February 10, 2026	8-K	001-41436	10.1	February 10, 2026
10.32##	Credit Agreement dated as of December 12, 2025 between Mesa Cobre Holding Corporation, as Borrower, National Bank of Canada as Administrative Agent and Collateral Agent and the Lenders party thereto.	8-K	001-41436	10.1	December 15, 2025

10.33=	Ivanhoe Electric Inc. Equity Incentive Plan	S-1	333-265175	10.15	May 24, 2022
10.34=	Long Term Incentive Plan	S-1	333-265175	10.16	June 21, 2022
10.35=	Form of Stock Option Agreement (Employees) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.24	March 14, 2023
10.36=	Form of Stock Option Agreement (CEO) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.25	March 14, 2023
10.37=	Form of Stock Option Agreement (Executive, 4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.26	March 14, 2023
10.38=	Form of Stock Option Agreement (Executive, 3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.27	March 14, 2023
10.39=	Form of Restricted Stock Unit Award Agreement (4-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.28	March 14, 2023
10.40=	Form of Restricted Stock Unit Award Agreement (3-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.29	March 14, 2023
10.41=	Form of Restricted Stock Unit Award Agreement (5-year vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan	10-K	001-41436	10.31	February 26, 2024
10.42=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (3-year grant)	10-K	001-41436	10.30	March 14, 2023
10.43=	Form of Non-Employee Director Deferred Stock Unit Award Agreement (annual grant)	10-K	001-41436	10.31	March 14, 2023
10.44=	Form of Non-Employee Director Deferred Share Unit Award Agreement	10-Q	001-41436	99.1	August 14, 2023
10.45=	Form of Non-Employee Director Deferred Share Unit Award Agreement (without election)	10-K	001-41436	10.35	February 26, 2024
10.46=	Form of Performance Share Unit Award Agreement (3-year cliff vesting) pursuant to the Ivanhoe Electric, Inc. 2022 Long Term Incentive Plan					*
10.47=	Cordoba Minerals Corp. Amended Long Term Incentive Plan	10-KA	001-41436	10.39	February 28, 2025
10.48=	Cordoba Minerals Corp. Amended Stock Option Plan	10-KA	001-41436	10.40	February 28, 2025
10.49=	VRB Energy Inc. (formerly JD Holding Inc.) Stock Option Plan	10-K	001-41436	10.38	February 26, 2024
10.50=	VRB Energy USA Inc. 2025 Stock Option Plan					*
10.51=	Computational Geosciences Inc. Amended & Restated 2011 Incentive Stock Option Plan	10-Q	001-41436	10.3	August 7, 2024
10.52	Form of Indemnification Agreement	S-1	333-265175	10.19	June 21, 2022
10.53	Form of Director Indemnification Agreement	8-K	001-41436	Schedule 6 of 10.1	May 15, 2023
10.54=	Employment Agreement between the Ivanhoe Electric Inc. and Taylor Melvin dated October 21, 2022	10-Q	001-41436	10.1	November 14, 2022
10.55=	Employment Agreement between Ivanhoe Electric Inc. and Jordan Neeser dated November 17, 2022	8-K	001-41436	10.2	November 21, 2022
10.56=	Executive Employment Agreement dated December 30, 2022 between the Company and Stephani Terhorst	10-K	001-41436	10.43	February 26, 2024
10.57=	Executive Employment Agreement dated January 4, 2023 between the Company and Cassandra Joseph	10-Q	001-41436	10.2	May 15, 2023
10.58=	Second Amended and Restated Executive Employment Agreement dated February 25, 2025 between the Company and Glen Kuntz					*
10.59=	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Company and Quentin Markin	10-Q	001-41436	10.3	August 14, 2023
10.60=	Amended Executive Employment Agreement dated February 25, 2025 between the Company and Graham Boyd					*
10.61=	Annual Compensation Letter- Robert Friedland	8-K	001-41436	10.1	May 9, 2024
10.62=	Amended Annual Compensation Letter- Robert Friedland					*
14.1	Code of Ethics					*
19.1	Insider Trading Policy					*
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Deloitte LLP					*

23.2	Qualified Person Consent of Brian Cole for the NI 43-101 Technical Report titled “Pinaya Gold- Copper Project Technical Report” with an effective date of April 26, 2016	*
23.3	Qualified Person Consent of Ronald G. Simpson for the NI 43-101 Technical Report titled “Pinaya Gold-Copper Project Technical Report” with an effective date of April 26, 2016	*
23.4	Qualified Person Consent of BBA USA Inc. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.5
Qualified Person Consent of Burns & McDonnell Engineering Company Inc. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025
*
23.6	Qualified Person Consent of Fluor Canada Ltd. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.7
Qualified Person Consent of Geosyntec Consultants, Inc. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025
*
23.8	Qualified Person Consent of Haley & Aldrich, Inc. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.9	Qualified Person Consent of INTERA Incorporated for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.10	Qualified Person Consent of KCB Consultants Ltd. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.11	Qualified Person Consent of Life Cycle Geo, LLC for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.12	Qualified Person Consent of Met Engineering, LLC for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.13	Qualified Person Consent of Paterson & Cooke USA, Ltd. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.14
Qualified Person Consent of Stantec Consulting Services Inc. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025
*
23.15	Qualified Person Consent of Tetra Tech, Inc. for the report titled “S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona” dated June 23, 2025	*
23.16	Qualified Person Consent of Glen Kuntz	*
23.17	Qualified Person Consent of Colin Shaw	*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
96.1	S-K 1300 Preliminary Feasibility Study & Technical Report Summary, Santa Cruz Copper Project, Arizona, Prepared by: Fluor Canada Ltd., BBA USA Inc., Burns & McDonnell Engineering Company, Inc., Geosyntec Consultants, Inc., Haley & Aldrich, Inc., INTERA Incorporated, KCB Consultants Ltd., Life Cycle Geo, LLC, Met Engineering, LLC, Paterson & Cooke USA, Inc., Stantec Consulting Services Inc., and Tetra Tech, Inc., dated June 23, 2025	8-K	001-41436	96.1	June 23, 2025
97.1	Ivanhoe Electric Inc. Clawback Policy					*
99.1##	Collaboration and Exploration Agreement					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Ivanhoe Electric Inc.
Date: February 23, 2026	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Friedland	Executive Chairman of the Board of Directors	February 21, 2026
Robert Friedland

/s/ Taylor Melvin	Chief Executive Officer, President and Director	February 23, 2026
Taylor Melvin	(Principal Executive Officer)

/s/ Jordan Neeser	Chief Financial Officer (Principal Financial Officer	February 23, 2026
Jordan Neeser	and Principal Accounting Officer)

/s/ Russell Ball	Director	February 20, 2026
Russell Ball

/s/ Sofia Bianchi	Director	February 20, 2026
Sofia Bianchi

/s/ Victoire de Margerie	Director	February 20, 2026
Victoire de Margerie

/s/ Hirofumi Katase	Director	February 20, 2026
Hirofumi Katase

/s/ Patrick Loftus-Hills	Director	February 20, 2026
Patrick Loftus-Hills

/s/ Priya Patil	Director	February 20, 2026
Priya Patil

/s/ Ronald Vance	Director	February 21, 2026
Ronald Vance