Form 10-Q
period 2026-03-31
Ivanhoe Electric Inc.
filed 2026-05-07
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 7, 2026, the registrant had 158,291,593 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended March 31, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$289,820	$173,263
Restricted cash	2,000	3,010
Accounts and other receivables	5,900	526
Prepaid expenses, deposits and other current assets	3,745	3,394
	301,465	180,193
Non-current assets:
Investments subject to significant influence	61,054	58,399
Other investments	1,774	1,221
Exploration properties	212,032	224,145
Property, plant and equipment	7,028	9,289
Other non-current assets	10,958	10,026
Total assets	$594,311	$483,273

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,463	$16,309
Convertible debt	34,458	33,738
Deferred exploration liability	1,809	2,748
Lease liabilities, current	498	1,080
	48,228	53,875
Non-current liabilities:
Deferred income taxes	—	4,751
Lease liabilities, net of current portion	410	1,079
Total liabilities	48,638	59,705

Commitments and contingencies (Note 17)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 158.0 million shares issued and outstanding as of March 31, 2026 (December 31, 2025 - 700,000,000 authorized; 145.5 million issued and outstanding)	16	15
Additional paid-in capital	1,138,818	1,055,711
Accumulated deficit	(594,265)	(636,001)
Accumulated other comprehensive income	(4,292)	(3,613)
Equity attributable to common stockholders	540,277	416,112
Non-controlling interests	5,396	7,456
Total equity	545,673	423,568
Total liabilities and equity	$594,311	$483,273

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of (Income) Loss and Comprehensive (Income) Loss (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$858	$735
Cost of sales	(353)	(293)
Gross profit	505	442

Operating expenses:
Exploration expenses	23,206	15,785
General and administrative expenses	9,862	11,586
Research and development expenses	404	52
Selling and marketing expenses	—	23
Gain on divestment of Alacrán project	(124,723)	—
Provision for expected credit loss	(5,000)	—

(Income) loss from operations	(96,756)	27,004

Other expenses (income):
Interest expense, net	829	1,530
Foreign exchange (gain) loss	(646)	12
Share of loss of equity method investees	3,775	4,989
Other (income) expense, net	(782)	606

(Income) loss before income taxes	(93,580)	34,141

Income taxes	12,195	—

Net (income) loss	(81,385)	34,141
(Income) loss attributable to non-controlling interests	(39,649)	3,626
Net (income) loss attributable to common stockholders	(41,736)	30,515

Net (income) loss	(81,385)	34,141
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustments	1,033	(12)
Other comprehensive loss (income)	1,033	(12)
Comprehensive (income) loss	$(80,352)	$34,129

Comprehensive (income) loss attributable to:
Common stockholders	(41,057)	30,503
Non-controlling interests	(39,295)	3,626
	$(80,352)	$34,129

Net (income) loss per share attributable to common stockholders
Basic	$(0.27)	$0.24
Diluted	$(0.26)	$0.24
Weighted-average common shares outstanding
Basic	152,224,813	126,664,363
Diluted	158,480,740	126,664,363

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)
Three months ended March 31, 2026 and 2025

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2025	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	$280,431
Net loss	—	—	—	(30,515)	—	(3,626)	(34,141)
Other comprehensive income	—	—	—	—	12	—	12
Issuance of common stock; public offering, net of issuance costs	11,794,872	1	53,380	—	—	—	53,381
Issuance of warrants, public offering	—	—	12,470	—	—	—	12,470
Settlement of restricted share units	150,000	—	—	—	—	—	—
Stock options exercised	33,334	—	83	—	—	—	83
Share-based compensation	—	—	2,934	—	—	39	2,973
Other changes in non-controlling interests	—	—	(35)	—	—	172	137
Balance at March 31, 2025	132,590,318	$13	$870,864	$(560,642)	$(3,264)	$8,375	$315,346

Balance at January 1, 2026	145,508,012	$15	$1,055,711	$(636,001)	$(3,613)	$7,456	$423,568
Net income	—	—	—	41,736	—	39,649	81,385
Other comprehensive loss	—	—	—	—	(679)	(354)	(1,033)
Warrants exercised	11,644,872	1	81,513	—	—	—	81,514
Settlement of restricted share units	391,764	—	—	—	—	—	—
Stock options exercised	446,945	—	2,829	—	—	—	2,829
Share-based compensation	—	—	2,554	—	—	28	2,582
Distribution to non-controlling shareholders of subsidiary, including taxes	—	—	(1,195)	—	—	(40,899)	(42,094)
Other changes in non-controlling interests	—	—	(2,594)	—	—	(484)	(3,078)
Balance at March 31, 2026	157,991,593	$16	$1,138,818	$(594,265)	$(4,292)	$5,396	$545,673

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Three months ended March 31, 2026 and 2025

	2026	2025
Operating activities
Net income (loss)	$81,385	$(34,141)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	564	622
Share-based compensation	2,582	2,973
Unrealized foreign exchange (gain) loss	(678)	22
Interest expense	1,443	1,657
Share of loss of equity method investees	3,775	4,989
Gain on divestment of Alacrán project	(124,723)	—
Provision for expected credit loss	(5,000)	—
Other	(863)	587
Changes in other operating assets and liabilities:
Trade accounts receivable	(374)	500
Operating lease liabilities	(246)	(194)
Accounts payable and accrued liabilities	2,099	(998)
Deferred exploration liability	(939)	(1,897)
Other operating assets and liabilities	(1,335)	409
Net cash used in operating activities	(42,310)	(25,471)
Investing activities
Proceeds from divestment of Alacrán project, net of transaction costs and cash disposed	124,804	—
Proceeds from sale of a subsidiary	—	9,696
Purchase of exploration properties	(1,494)	—
Purchase of property, plant and equipment and intangible assets	(597)	(2)
Purchase of investments subject to significant influence	(6,250)	—
Purchase of other non-current assets	(1,300)	—
Net cash provided by investing activities	115,163	9,694
Financing activities
Proceeds from exercise of warrants	81,514	—
Proceeds from exercise of stock options	2,829	83
Distribution to non-controlling shareholders of subsidiary	(40,083)	—
Debt issuance costs	(4,585)	—
Net proceeds from public offering	—	65,590
Proceeds from related party loan	2,500	5,000
Non-controlling interests investment in subsidiary	818	142
Net cash provided by financing activities	42,993	70,815

Effect of foreign exchange rate changes on cash and cash equivalents	(299)	249
Increase in cash and cash equivalents and restricted cash	115,547	55,287
Cash, cash equivalents and restricted cash, beginning of the period	176,273	45,309
Cash, cash equivalents and restricted cash, end of the period	291,820	100,596
Restricted cash, end of the period	2,000	2,433
Cash and cash equivalents, end of the period	$289,820	$98,163
Supplemental cash flow information
Cash paid for income taxes	$12,195	$—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

1. Background and basis of preparation:
Ivanhoe Electric Inc. (“Ivanhoe Electric” or “the Company”) is a United States based minerals exploration and development company with a focus on copper and other critical metals vital to electric transmission and generation, manufacturing, infrastructure development, technology, and national security. The Company’s mineral exploration efforts focus on copper as well as other metals including nickel, cobalt, platinum group elements, gold and silver. The Company’s projects include the Santa Cruz Copper Project in Arizona.
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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”) is establishing a United States-based grid scale vanadium redox flow battery manufacturing business. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at March 31, 2026 (December 31, 2025 — 90.0%). VRB also holds a 49% interest in VRB Energy System (Beijing) Co., Ltd. (“VRB China”) which operates in the same industry in China.
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas, geothermal, and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at March 31, 2026 (December 31, 2025 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) sold the Alacrán copper-gold project in northern Colombia in March 2026 (Note 12). Ivanhoe Electric had an ownership interest in Cordoba of 59.3% as at March 31, 2026 (December 31, 2025 — 60.8%).
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2025. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The condensed interim consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.
References to “$” refer to United States dollars.
In a prior period, management identified an immaterial misclassification in the condensed interim consolidated statement of cash flows for the three-month period ended March 31, 2025. The misclassification related to proceeds of $9.7 million received from the disposal of a subsidiary which were incorrectly classified as a cash receipt from operating activities in those periods. The cash receipt has been appropriately reflected as an investing activity in the condensed interim consolidated statement of cash flows for the three months ended March 31, 2025. The reclassification has no impact on the prior period figures in the condensed interim consolidated balance sheets and the condensed interim consolidated statements of loss and comprehensive loss.
2. Significant accounting policies:
The Company discloses in its consolidated financial statements for the year ended December 31, 2025, those accounting policies that it considers significant in determining its results of operations and financial position. There

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
have been no material changes to, or in the application of, the accounting policies previously identified and described in the Company’s consolidated financial statements for the year ended December 31, 2025.
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

3. Use of estimates:
The preparation of the condensed interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from these estimates.
The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended December 31, 2025.

4. Cash and cash equivalents:
Of the total cash and cash equivalents at March 31, 2026 and December 31, 2025, $19.9 million and $9.1 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.

5. Accounts receivable:

	March 31, 2026	December 31, 2025
Trade accounts receivable	$157	$14
Other receivables (Note a)	11,047	10,816
Provision for expected credit loss (Note a)	(5,304)	(10,304)
	$5,900	$526
(a) As at December 31, 2025, VRB was owed the remaining tranche of $10.3 million from its sale of 51% of the shares in VRB China to China Energy Storage Industry Co., Ltd. (“Red Sun”). At December 31, 2025, the Company recorded a provision for expected credit loss in the amount of the full second tranche payment as it was due on June 30, 2025 and had not been received.
On April 1, 2026 VRB received $5.0 million of the second tranche payment, while the remainder is still outstanding. At March 31, 2026, the Company reduced the provision for expected credit loss by $5.0 million and continues to carry a provision of $5.3 million due to prolonged delinquency, an absence of contractual modification and a high degree of risk and uncertainty with cross-border collection risk and contractual remedies.

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

	Equity Method			Carried at fair value
	Maaden Joint Venture	VRB China	Other	Sama	Total
Balance at December 31, 2025	$8,227	$47,156	$827	$2,189	$58,399
Investment	6,250	—	—	—	6,250
Change in fair value	—	—	—	323	323
Share of (loss) income	(2,323)	(1,485)	33	—	(3,775)
Foreign currency translation	—	(128)	(15)	—	(143)
Balance at March 31, 2026	$12,154	$45,543	$845	$2,512	$61,054

7. Exploration properties:

	Santa Cruz	Tintic	Alacrán	Other	Total
Balance at December 31, 2025	$177,523	$30,703	$13,607	$2,312	$224,145
Acquisition costs	—	—	—	1,494	1,494
Divestment (Note 12)	—	—	(13,607)	—	(13,607)
Balance at March 31, 2026	$177,523	$30,703	$—	$3,806	$212,032

8. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2025	$33,738
Interest expense	720
Balance at March 31, 2026	$34,458
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

9. Equity:
(a) Common stock transactions:
As at December 31, 2025, the Company had 11.6 million warrants outstanding, exercisable to purchase one share of Ivanhoe Electric stock at $7.00 per share. In January and February 2026, all of the warrants were exercised for proceeds of $81.5 million.
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended March 31,
	2026	2025
General and administrative expenses	$2,107	$2,560
Exploration expenses	475	413
	$2,582	$2,973
(i) Stock-settled restricted stock units ("RSU’s"):
On March 6, 2026, the Company granted 454,112 stock settled RSU's to certain officers and employees of the Company. The RSU’s vest in three equal tranches beginning one year from the grant date. The fair value of the stock-settled RSU’s is amortized over the vesting period. The total grant date fair value of these RSU's was $6.0 million based on a grant date share price of $13.13 per share.
(ii) Performance share units ("PSU's"):
On March 6, 2026, the Company granted PSU's to certain officers and employees of the Company. The PSU's vest on December 31, 2028, with the number of units to vest determined by Ivanhoe Electric’s share price performance against constituents from a Base Metals Index. The number of units to vest ranges between zero times to two times the target number of PSU's. The total target number of PSU's is 405,360, which is one times the target. The grant date fair value of these PSU's was $7.1 million.
Monte Carlo valuation methodology was used to determine the fair value of the PSU's, which required the input of the following assumptions.

Grant date: March 6, 2026
Expected volatility	69.0%
Expected life of PSU's (in years)	2.8
USA risk-free interest rate	3.4%
Canada risk-free interest rate	2.6%
Weighted average grant-date fair value (per unit)	$17.56
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
10. Revenue:
The Company recognized revenue from the following sources:

	Three months ended March 31:
Revenue type	2026	2025
Data processing services	$858	$735
Total	$858	$735

11. Exploration expense:

	Three months ended March 31:
Project	2026	2025
Santa Cruz, USA	$9,500	$6,504
Alacrán, Colombia	3,334	3,336
Hog Heaven, USA	3,203	873
Gleeson, USA	2,630	96
Tintic, USA	234	712
Project generation and other	4,305	4,264
Total	$23,206	$15,785

12. Divestment of the Alacrán project:
On May 8, 2025, Cordoba entered into a framework agreement to sell its remaining 50% interest in the Alacrán Project to JCHX Mining Management Co., Ltd ("JCHX"), through the divestment of Cordoba's wholly owned Colombian subsidiaries, Minerales Cordoba S.A.S. and Exploradora Cordoba S.A.S.
On February 10, 2026, Cordoba and JCHX agreed to amend various terms of the agreement. The purchase price was increased to $128.0 million in cash, paid in lump sum on closing of the transaction. In addition, certain conditions to closing were waived including the approval of the Environmental Impact Assessment for the Alacrán project. The transaction closed on March 5, 2026.
Net proceeds from the divestment, after settling outstanding liabilities and amounts held for future corporate activities, were distributed to shareholders of Cordoba. On March 25, 2026, Cordoba distributed $40.0 million in cash to non-controlling shareholders of Cordoba.
On the closing date, the carrying value of net assets and non-controlling interest associated with the divested subsidiaries were derecognized, and the cumulative currency translation adjustments previously recognized in other comprehensive income was recognized as profit or loss.
The net gain on the Alacrán divestment was calculated as follows:

Gross proceeds received on closing	$128,000
Less: transaction costs	(2,465)
Net proceeds	125,535
Net assets of disposed subsidiaries	(538)
Reclassification of historical currency translation	(274)
Gain on divestment of Alacrán	$124,723

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
The carrying amount of net assets related to the disposed of subsidiaries on the closing date were as follows:

Assets	March 5, 2026
Cash	$731
Prepaid expenses and deposits	815
Exploration properties	13,608
Property, plant and equipment	2,455
Liabilities
Accounts payable and accrued liabilities	(3,285)
Due to related parties	(4,074)
Lease liability	(1,065)
Deferred income taxes	(4,751)
Net carrying amount	4,434
Non-controlling interest	(3,896)
Net assets attributable to common shareholders	$538
13. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Total Expenses
Global Mining (Note a)	$—	$649	$—	$771
Ivanhoe Capital Aviation (Note b)	—	—	—	250
High Water Holding Company (Note b)	—	250	250	—
I-Pulse (Note c)	—	—	—	617
JCHX Mining Management Co., Ltd (Note e)	—	1,500	—	—
Total	$—	$2,399	$250	$1,638
Revenue and accounts receivable
Maaden Joint Venture (Note d)	$100	$—	$529	$600
Advances
Global Mining (Note a)	283	422	—	—
Maaden Joint Venture (Note d)	237	141	—	—
Deposit
I-Pulse (Note c)	$1,573	$1,573	$—	$—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Transactions for the three months ended March 31,
	2026	2025
Expense classification
Exploration expenses	$—	$906
General and administrative expenses	250	732
	$250	$1,638
(a)Global Mining Management Corp. (“Global Mining”) is a private company based in Vancouver, Canada, that provided administration, accounting, and other office services to the Company on a cost-recovery basis. Effective October 31, 2025, the Company ended its service relationship with Global Mining and is no longer a shareholder.
(b)Ivanhoe Capital Aviation (“ICA”) and High Water Holding Company (“High Water”) are entities beneficially owned by the Company’s Executive Chairman. ICA and High Water provided use of an aircraft to the Company.
(c)The Company's Executive Chairman is the Chief Executive Officer and a principal owner of I-Pulse. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters. The total purchase price for the six Typhoon™ transmitters is $12.4 million. In October 2022, the Company made deposit payments totaling $7.1 million, representing 50% of each component of the agreement. The remaining payments will be made as each Typhoon™ transmitter system is delivered. As at March 31, 2026, the Company has received four of the Typhoon™ transmitters that are deliverable under the agreement.
(d)The Company's majority owned subsidiary, CGI, provides geophysical data processing services to the Maaden joint venture and recognized revenue totaling $0.5 million.
At March 31, 2026 the Maaden Joint Venture owes the Company $0.2 million for costs that the Company incurred on behalf of the Maaden Joint Venture related to exploration work in Saudi Arabia.

(e)JCHX held 18.2% of Cordoba’s issued and outstanding common stock as at March 31, 2026 (December 31, 2025 - 19.2%). In February 2026, JCHX provided bridge loans to CMH Colombia S.A.S (“CMH”), a subsidiary of Cordoba, totalling $2.5 million. The loan was derecognized upon the Alacrán divestment (Note 12).

14. Earnings per share:
Basic net income per share of common stock was computed by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted net income per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be anti-dilutive.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Reconciliations of net income or loss and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share are as follows:

	Three months ended March 31:
	2026	2025
Net (income) loss	$(81,385)	$34,141
(Income) loss attributable to non-controlling interests	(39,649)	3,626
Net (income) loss attributable to common stockholders	$(41,736)	$30,515

Basic weighted-average common shares outstanding	152,224,813	126,664,363
Add shares issuable upon exercise or vesting of equity awards	6,255,927	—
Diluted weighted-average common shares outstanding	158,480,740	126,664,363

Net (income) loss per share attributable to common stockholders:
Basic	$(0.27)	$0.24
Diluted	$(0.26)	$0.24
Equity awards with anti-dilutive effects have been excluded from the calculations.
15. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the combined balance sheets:

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	$2,512	$—	$—	$2,189	$—	$—
Other investments	1,507	267	—	954	267	—
Total financial assets	$4,019	$267	$—	$3,143	$267	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
There were no movements in level three instruments for the three months ended March 31, 2026.
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
Segment information for the periods presented is as follows:

	As at and for the three months ended March 31, 2026
	Santa Cruz Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$858	$—	$858
Intersegment revenues	—	—	—	—	—
Loss (income) from operations	9,557	(107,042)	104	625	(96,756)
Segment assets	188,722	347,403	2,580	55,606	594,311

	As at and for the three months ended March 31, 2025
	Santa Cruz Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$735	$—	$735
Intersegment revenues	—	—	10	—	10
Loss (income) from operations	6,500	19,575	(217)	1,146	27,004
Segment assets	178,478	176,618	2,012	57,280	414,388

17. Commitments and contingencies:
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
18. Subsequent event:
On April 27, 2026, the Company sold its interest in the Pinaya Gold-Copper Project to Panam Copper Corp., (“Panam Copper”), for $11.0 million in consideration, consisting of:
(i) $8.0 million in cash, of which $1.5 million was paid on closing, and the remainder is payable in installments of $1.5 million after six months, $2.5 million after one year and $2.5 million after eighteen months;
(ii) $3.0 million in Panam Copper shares, with a deemed value per share using the 10-day volume weighted average price immediately prior to the issuance date or financing price for the initial issuance, with $1.5 million issuable on the date of Panam Copper’s listing on a recognized exchange and $1.5 million issuable 12 months thereafter; and
(iii) the grant at closing of a one percent net smelter return royalty on all minerals produced from the Pinaya Gold-Copper Project. Panam Copper may repurchase 50% of the royalty for $1.0 million prior to the commencement of commercial production.
Subject to certain conditions, the Company will have the right to nominate one director of Panam Copper.
The disposal group met held for sale criteria as at March 31, 2026 however there was no impact to the condensed interim consolidated financial statements for the period ended March 31, 2026 as the net assets of the disposal group were zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2025 included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “2025 Form 10-K”).

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from offerings of our securities or other fundraising activities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, the development of our mineral properties, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: we will require substantial capital investment in the future and we may be unable to raise additional capital on favorable terms or at all; our mineral projects are at the exploration or development stage and are subject to the significant risks and uncertainties associated with mineral exploration and development; our Santa Cruz Copper Project is subject to significant risks associated with mine construction and commissioning, including possible delays, cost overruns, and unanticipated technical problems in addition to the need to obtain all required permits and necessary funding; the Preliminary Feasibility Study (the "PFS") for our Santa Cruz Copper Project includes estimates and assumptions to project potential economic viability and actual economic outcomes may vary greatly from those set forth in the PFS; we have a limited operating history on which to base an evaluation of our business and prospects; we depend solely on our material project for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have had claims and legal proceedings against one of our subsidiary's subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; we and the VRB China Joint Venture may not receive the anticipated payments from Red Sun in connection with the VRB China Joint Venture transaction in full or in a timely manner; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; we may be adversely affected by current or future military conflicts in the Middle East, Ukraine/Russia or other jurisdictions; our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating and the potential for forest fires at many of our properties; our operations may be impacted by public health emergencies, pandemics, epidemics, or similar events, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy; and we may be adversely affected by tariff and trade actions.
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
These factors should not be construed as exhaustive and should be read in conjunction with the risks described under the heading “Risk Factors” in our 2025 Form 10-K. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in the 2025 Form 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
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
In addition to our mineral projects, we also own a 90.0% controlling interest in VRB Energy Inc. ("VRB Energy"), which itself owns 100% of VRB Energy USA Inc. ("VRB USA"), an Arizona-based developer of advanced grid-scale energy storage systems utilizing vanadium redox flow batteries for integration with renewable power sources. VRB Energy also has a 49% interest in VRB China which is a joint venture with China Energy Storage Industry Co., Ltd. (“Red Sun”) a subsidiary of privately held Shanxi Red Sun Co., Ltd. VRB China manufactures, develops and sells vanadium redox flow batteries for Asian, African and Middle Eastern markets.
Our shares of common stock are listed on the NYSE American and the TSX under the ticker symbol “IE”.
Business Developments in the Quarter and Subsequent Period
Cordoba Minerals Corp. (59.3% owned)
On March 5, 2026, Cordoba Minerals Corp. ("Cordoba") announced that it had closed the sale of its remaining 50% interest in the Alacrán Project in Colombia for total cash proceeds of $128 million. Under the terms of the sale, the net cash proceeds remaining after settling all outstanding liabilities and obligations, and retaining $10 million for ongoing corporate purposes, would be distributed to Cordoba shareholders.
Cordoba subsequently announced that the final cash amount per share to be distributed would be $1.01 per Cordoba common share. On March 25, 2026, Ivanhoe Electric received a $58.4 million cash payment as part of Cordoba's distribution.

Kaizen Discovery Inc. (100% owned)
On April 27, 2026, our subsidiary Kaizen Discovery Inc. (“Kaizen Discovery”) sold our indirect interest in the Pinaya Gold-Copper Project to Panam Copper Corp., a British Columbia company (“Panam Copper”), for $11 million in stated consideration, consisting of (i) $8 million in cash, of which $1.5 million was paid at the closing on April 27, 2026 and the remainder is payable as to $1.5 million after six months, $2.5 million after one year and $2.5 million after 18 months, (ii) $3 million in Panam Copper shares, with a deemed value per share using the 10-day VWAP immediately prior to the issuance date or financing price for the initial issuance, with $1.5 million issuable on the date of Panam Copper’s listing on a recognized exchange and $1.5 issuable 12 months thereafter; and (iii) the grant at closing of a one percent (1.0%) net smelter return royalty on all minerals produced from the Pinaya Gold-Copper Project. Panam Copper may repurchase 50% of the royalty for $1 million prior to the commencement of commercial production. Subject to certain conditions, Kaizen Discovery will have the right to nominate one director of Panam Copper.
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
CGI generates revenue from the sale of data processing services to the mining, energy (oil & gas and geothermal), and water industries. In prior years, CGI has also generated revenue from software licensing.
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
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026 we recorded net income attributable to common stockholders of $41.7 million ($0.27 per share), compared to a net loss of $30.5 million ($0.24 per share) for the three months ended March 31, 2025, which was a change of $72.3 million. The most significant contributor to this change for the three months ended March 31, 2026 was the gain of $124.7 million being realized on Cordoba's sale of the Alacrán Copper Project in Colombia in March 2026. Also contributing to the change was an increase of $7.4 million in exploration expenditures and a $5.0 million credit loss provision reversal related to the 2024 sale of VRB China.
On March 5, 2026, Cordoba sold its remaining 50% interest in the Alacrán Project for total cash proceeds of $128 million. Under the terms of the sale, the net cash proceeds remaining after settling all outstanding liabilities, and retaining $10 million for ongoing corporate purposes, would be distributed to Cordoba shareholders. On March 25, 2026, Ivanhoe Electric received a $58.4 million cash payment as part of Cordoba's distribution. As a result of these transactions, Ivanhoe Electric has recorded a $124.7 million gain on the sale of Alacrán.
Exploration expenses were $23.2 million for the three months ended March 31, 2026, an increase of $7.4 million from $15.8 million for the three months ended March 31, 2025. Exploration expenses consisted of the following:

	Three months ended March 31,
(In thousands)	2026	2025
Exploration Expenses:
Santa Cruz, USA	$9,500	$6,504
Alacrán, Colombia	3,334	3,336
Hog Heaven, USA	3,203	873
Gleeson, USA	2,630	96
Tintic, USA	234	712
Project generation and other	4,305	4,264
Total	$23,206	$15,785
During the three months ended March 31, 2026, exploration expenditures largely focused on activities at:
•the Santa Cruz Project where $9.5 million of expenditure was incurred in the three months ended March 31, 2026 compared to $6.5 million incurred in the three months ended March 31, 2025. Activities during the three months ended March 31, 2026 at Santa Cruz were focused on permitting, conducting optimization studies and geotechnical drilling to support ongoing detailed engineering design. The exploration expenditures incurred in the three months ended March 31, 2025 of $6.5 million were focused on the technical engineering studies required to support the preliminary feasibility study which was completed in June 2025;
•the Hog Heaven Project where $3.2 million of expenditure was incurred in the three months ended March 31, 2026 compared to $0.9 million incurred in the three months ended March 31, 2025. Activities during the three months ended March 31, 2026 were focused on drilling to target porphyry style mineralization near the historical Flathead Mine;
•the Gleeson Project in Arizona where $2.6 million of expenditure was incurred in the three months ended March 31, 2026. We commenced drilling in November 2025 and it is ongoing at the end of the quarter. Also, additional land purchases and leases have been executed; and
•the Alacrán Project where $3.3 million of expenditure was incurred by Cordoba in 2026 prior to its sale on March 5, 2026. Activities in 2026 were focused on detailed engineering design of the Alacrán mine and consultation associated with the Environmental Impact Assessment process.
CGI’s software licensing and data processing services to the mining, energy and water industries represented 100% of our revenue for the three months ended March 31, 2026 ($0.9 million) and 100% for the three months ended March 31, 2025 ($0.7 million). VRB generated no revenue during these periods.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Percentage Change
(In thousands)
Software licensing and data processing services:
Revenue	$858	$735	17%
Cost of sales	(353)	(293)	20%
Gross profit	$505	$442	14%
CGI’s revenue for the three months ended March 31, 2026 was $0.9 million, an increase of $0.1 million from $0.7 million for the three months ended March 31, 2025. The increase in CGI’s revenue was a result of more data processing services being performed.
CGI’s gross profit for the three months ended March 31, 2026 was $0.5 million, an increase of $0.1 million from $0.4 million for the three months ended March 31, 2025. The percentage increase in CGI's gross profit was consistent with the increase in revenue.
Stock-Based Compensation
On March 6, 2026, as part of our long term incentive plan the following equity incentives were granted to certain of our officers and employees:
•454,112 stock-settled restricted stock units ("RSU's") that vest in three equal tranches beginning one year from the grant date. The fair value of the stock-settled RSU’s is amortized over the vesting period. The total fair value of the grant was $6.0 million.
•Performance share units ("PSU's") that vest on December 31, 2028, with the number of units to vest determined by our share price performance against constituents from a Base Metals Index. The number of units to vest ranges between zero times to two times the target number of PSU's. The total target number of PSU's is 405,360. The total fair value of the grant was $7.1 million.
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

At March 31, 2026, we had cash and cash equivalents of $289.8 million and a working capital balance of $253.2 million. Of the total cash and cash equivalents at March 31, 2026, $19.9 million was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
In December 2025, we closed a $200.0 million senior secured multi-draw Bridge Facility from a syndicate of three international financial institutions (the "Bridge Facility"). The Bridge Facility will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility is currently undrawn.
As at May 7, 2026, we believe that we have sufficient cash resources and availability under the Bridge Facility to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
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
Following the receipt of the Letter of Interest from EXIM Bank, we are currently advancing through the formal application process. EXIM Bank will need to conduct all requisite due diligence necessary to determine if a final lending commitment would be made. Any final lending commitment will be dependent on meeting EXIM Bank’s underwriting criteria, authorization process, and finalization and satisfaction of terms and conditions. All final lending commitments must be in compliance with EXIM Bank policies as well as program, legal and eligibility requirements. We are assessing EXIM Bank’s interest together with other financing alternatives available to us for the development of the Santa Cruz Copper Project. The construction of the Santa Cruz Copper Project will require additional capital beyond the amount that EXIM Bank may make available.
We may seek additional financing at any time through debt, equity, project specific debt, and/or other means, including asset sales. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all.
Consolidated Cash Balances as of March 31, 2026
The table below discloses the amounts of cash disaggregated by currency denomination as of March 31, 2026 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian Dollars	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$267,598	$1,750	$—	$269,348
Canada	14,751	3,155	—	17,906
Other	1,841	371	354	2,566
Total	$284,190	$5,276	$354	$289,820
Refer to Note 18 of our consolidated financial statements in our 2025 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.
Convertible Bond — VRB Energy
On July 8, 2021, VRB Energy issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB Energy upon an equity financing or sale event, at a price per share equal to the lower of

(A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs or other agreed restructuring of the convertible bond with its holder occurs, VRB Energy must repay the outstanding principal and interest on maturity in July 2026. At March 31, 2026, the balance of principal and interest on the bond was $34.5 million and it is classified as a current liability on the balance sheet.
Bridge Facility - Mesa Cobre
On December 12, 2025, Mesa Cobre, closed a senior secured multi-draw Bridge Facility which will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility has a two-year maturity term, with a single repayment at maturity. It will bear interest at our election, either at (i) the forward-looking term rate based on the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York plus a margin of 5.0%, increasing by 0.5% on each of the 6th, 12th, and 18th month following the closing date, or (ii) the alternate base rate as defined in the Bridge Facility agreements. At March 31, 2026, the Bridge Facility was undrawn.
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
Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(42,310)	$(25,471)
Investing activities	115,163	9,694
Financing activities	42,993	70,815
Effect of foreign exchange on cash	(299)	249
Total change in cash	$115,547	$55,287

Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities during the three months ended March 31, 2026 of $42.3 million primarily was the result of $22.7 million of cash exploration expenditures, $7.8 million of cash general and administrative costs and $12.2 million of income taxes paid by Cordoba in relation to sale of the Alacrán Project.
The net cash used in operating activities during the three months ended March 31, 2025 of $25.5 million primarily was the result of $15.4 million of cash exploration expenditures and $9.0 million of cash general and administrative costs.
Investing activities.
Our investing activities generally relate to acquisitions of mineral property interests, purchases of public company shares in companies that we may partner with and capital expenditures at our projects. To date, due to our mining projects being in the exploration stage we have not incurred material capital expenditures.
Net cash received from investing activities for the three months ended March 31, 2026 of $115.2 million was predominately due to $124.8 million received by Cordoba from the sale of its Alacrán Project. This cash received was offset by cash expenditures of $6.3 million invested into the Maaden joint venture, $1.5 million of exploration property purchases and other assets purchases totaling $1.9 million.

Net cash received from investing activities for the three months ended March 31, 2025 of $9.7 million was a result of VRB receiving $9.7 million in February 2025 as consideration for the first tranche of the $20.0 million receivable that it recorded upon selling 51% of VRB China in October 2024.
Financing activities.
During the three months ended March 31, 2026, we received $81.5 million as a result of approximately 11.6 million Warrants being exercised to purchase one share of our common stock at a price of $7.00 per share during January and February 2026. Also during the three months ended March 31, 2026, Cordoba distributed $40.1 million to its non-controlling shareholders.
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
Contractual Obligations
As of March 31, 2026, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2025. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K for information regarding our contractual obligations.
Off Balance Sheet Arrangements
As of March 31, 2026, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 13 of our consolidated financial statements for the three months ended March 31, 2026.
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
We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics and general business conditions. A summary of our significant accounting policies are detailed in Note 2 to our consolidated financial statements included in our 2025 Form 10-K. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment in developing estimates.
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
Stock-based compensation
Compensation expense for PSU's granted to certain of our officers and employees is determined based on estimated fair values of the PSU's at the time of grant using a Monte Carlo valuation model, which requires the input of the following subjective assumptions:

Grant date: March 6, 2026
Expected volatility	69.0%
Expected life of PSU's (in years)	2.8 years
USA risk-free interest rate	3.4%
Canada risk-free interest rate	2.6%
Weighted average grant-date fair value (per unit)	$17.56
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
Income taxes
We make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits, including interest and penalties. We are subject to income tax laws in many jurisdictions, including the United States, Canada, Australia, the Ivory Coast and Chile.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk
We have both fixed-rate and variable-rate debt.
Fixed-rate debt. Our fixed rate debt at March 31, 2026 consisted of a $34.5 million convertible bond that has a fixed interest rate of 8.0% per annum. The convertible bond is accounted for at amortized cost. Any changes in the market interest rates associated with this financial instruments would not impact our net loss, comprehensive loss or future cash flows.
Variable-rate debt. Our variable-rate debt at March 31, 2026 was $nil. However, we have an undrawn $200.0 million Bridge Facility at March 31, 2026, related to the Santa Cruz Copper Project, which if drawn will have an interest rate equal to the secured overnight financing rate plus 5.0%.

Foreign Currency Risk
Our functional currency is the U.S. dollar. The majority of our expenditure is incurred in U.S. dollars at our exploration projects located in the United States and are not subject to foreign currency risk. Outside of the United States, we are subject to foreign currency risk when we undertake transactions in foreign currencies, particularly certain operating expenditures incurred in Canada. As the exchange rates between the U.S. dollar and our foreign currencies fluctuate, we experience foreign exchange gains and losses.

The carrying amounts of our Canadian dollar denominated monetary assets and liabilities at March 31, 2026 are as follows:

March 31, 2026
Canadian Dollar Balance (in 000’s USD Equivalent)
Cash	$5,276
Other receivables	434
Accounts payable and accrued liabilities	(366)
Other liabilities	(224)
$5,120

Three Months Ended March 31, 2026
Opening exchange rate (1 U.S. dollar to Canadian dollars)	1.3706
Closing exchange rate (1 U.S. dollar to Canadian dollars)	1.3939
Appreciation/(devaluation) of Canadian dollar	(1.7)%
As at March 31, 2026, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would have resulted in an approximate $0.5 million increase or decrease in the Company’s net income for the three months ended March 31, 2026.

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
As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our subsidiary Cordoba was the parent of two subsidiaries that are currently involved in two legal proceedings. The first is a criminal lawsuit filed by Cordoba’s subsidiary Minerales Cordoba S.A.S ("Minerales") in late 2018 and in January 2019 with the Colombian prosecutors against certain former legal representatives and management members of Minerales and Exploradora Cordoba S.A.S. ("Exploradora") alleging breach of director’s fiduciary duties, abuse of trust, theft and fraud. This proceeding is ongoing. In the second proceeding, Cordoba’s subsidiaries Minerales and Cobre Minerals S.A.S (along with the National Mining Agency, Ministry of Mines and Energy, the local environmental authority, the Municipality of Puerto Libertador and the State of Cordoba) were served with a class action claim by the Alacrán Community. Minerales timely filed: (i) a response to the lawsuit and statement of defense; and (ii) an opposition to the injunction requested by plaintiffs. The Court now should: (i) issue a decision on the injunction; and (ii) schedule date and time for the initial hearing.
As a result of Cordoba’s sale of Cordoba Minerales S.A.S and Exploradora Cordoba S.A.S, effective March 5, 2026, we no longer have any interest in the Cordoba entities involved in the legal proceedings or any involvement in the legal proceedings.
Item 1A. Risk Factors.
The Company and its business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.
With the exception of the addition of the below, there have been no material changes to the risk factors set forth in our 2025 Form 10-K.
We may be adversely affected by current or future military conflicts in the Middle East, Ukraine/Russia or other jurisdictions
We operate a joint venture in Saudi Arabia. Saudi Arabia has been impacted by the military action occurring in the region between the United States, Israel and Iran. Such military action, and the responses to it, may result in our having to halt, suspend or cease exploration activities in Saudi Arabia altogether owing to the potential risks to our personnel and assets. In addition, constraints on shipping routes such as through the Strait of Hormuz and the Bab el-Mandeb Strait may limit our ability to sea transport into Saudi Arabia the supplies and equipment necessary to continue mineral exploration activities. Such hostilities may also restrict or halt air travel to airports frequented by our personnel to access Saudi Arabia which could limit the ability of our personnel to access the mineral exploration areas in Saudi Arabia. As well, should an employee or contractor leave the joint venture, or should we seek to expand mineral exploration activities in Saudi Arabia, we may be unable to find the necessary qualified personnel who are willing to travel to Saudi Arabia during such military action.
These ongoing military actions (as well as rising geopolitical tensions more generally), may also adversely affect our financial condition and results of operations. Heightened geopolitical instability in the Middle East has contributed to uncertainty in global economic and financial conditions, and increased volatility in energy, fuel, and transportation markets, as well as contributing to volatility in labor, financial, and commodity markets. Disruptions to fuel and energy supply, including as a result of government-imposed restrictions, sanctions, export controls, or other regulatory actions, could materially increase our operating costs or require the temporary suspension or shutdown of certain mineral exploration activities where reliable access to fuel or power is essential to safe and continuous operations. Heightened geopolitical tensions may also increase costs associated with insurance, air travel and shipping, thereby increasing our costs and adversely affecting our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended March 31, 2026
There were no unregistered sales of equity securities during the three months ended March 31, 2026.
Subsequent to the period end, the Company issued 300,000 shares of common stock to an accredited investor on April 16, 2026 as partial consideration for patented claims, fee simple land, and unpatented mining claims in southern Arizona in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 5. Other Information.
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Notice of Additional Exploration Term to Shareholder Agreement in Respect of Ma'aden Ivanhoe Electric Exploration and Development dated February 26, 2026
10.2	Waiver and Amending Agreement dated February 10, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2026).
10.3	Amended Annual Compensation Letter - Robert Friedland (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)