Form 10-Q
period 2026-06-30
Ivanhoe Electric Inc.
filed 2026-08-07
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 7, 2026, the registrant had 159,590,259 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended June 30, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$256,878	$173,263
Restricted cash	1,549	3,010
Accounts and other receivables, net of provision for expected credit loss	7,740	526
Prepaid expenses, deposits and other current assets	3,960	3,394
	270,127	180,193
Non-current assets:
Investments subject to significant influence	56,705	58,399
Other investments	1,363	1,221
Exploration properties	218,016	224,145
Property, plant and equipment	7,489	9,289
Other non-current assets	31,120	10,026
Total assets	$584,820	$483,273

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,224	$16,309
Convertible debt	35,186	33,738
Deferred exploration liability	1,372	2,748
Lease liabilities, current	715	1,080
	53,497	53,875
Non-current liabilities:
Deferred income taxes	—	4,751
Lease liabilities, net of current portion	748	1,079
Total liabilities	54,245	59,705

Commitments and contingencies (Note 18)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 159.6 million shares issued and outstanding as of June 30, 2026 (December 31, 2025 - 700,000,000 authorized; 145.5 million issued and outstanding)	16	15
Additional paid-in capital	1,149,320	1,055,711
Accumulated deficit	(618,917)	(636,001)
Accumulated other comprehensive loss	(4,600)	(3,613)
Equity attributable to common stockholders	525,819	416,112
Non-controlling interests	4,756	7,456
Total equity	530,575	423,568
Total liabilities and equity	$584,820	$483,273

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss (Income) and Comprehensive Loss (Income) (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$724	$1,068	$1,582	$1,803
Cost of sales	(356)	(294)	(709)	(587)
Gross profit	368	774	873	1,216
Operating expenses:
Exploration expenses	21,408	14,078	44,614	29,863
General and administrative expenses	8,266	9,721	18,128	21,307
Research and development expenses	174	55	578	107
Selling and marketing expenses	—	—	—	23
Gain on divestment of Alacrán project	—	—	(124,723)	—
Gain on divestment of Pinaya project	(8,000)	—	(8,000)	—
Reversal of provision for expected credit loss	—	—	(5,000)	—
Impairment	—	2,555	—	2,555
Loss (income) from operations	21,480	25,635	(75,276)	52,639
Other expenses (income):
Interest (income) expense, net	(243)	1,217	586	2,747
Foreign exchange (gain) loss	(116)	452	(762)	464
Share of loss of equity method investees	4,426	2,258	8,201	7,247
Other (income) expense, net	(157)	(590)	(939)	16
Loss (income) before income taxes	25,390	28,972	(68,190)	63,113

Income taxes	(51)	—	12,144	—

Net loss (income)	25,339	28,972	(56,046)	63,113
Loss (income) attributable to non-controlling interests	687	5,121	(38,962)	8,747
Net loss (income) attributable to common stockholders	24,652	23,851	(17,084)	54,366

Net loss (income)	25,339	28,972	(56,046)	63,113
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustments	406	(503)	1,439	(515)
Other comprehensive loss (income)	406	(503)	1,439	(515)
Comprehensive loss (income)	$25,745	$28,469	$(54,607)	$62,598

Comprehensive loss (income) attributable to:
Common stockholders	24,960	23,526	(16,097)	54,029
Non-controlling interests	785	4,943	(38,510)	8,569
	$25,745	$28,469	$(54,607)	$62,598
Net loss (income) per share attributable to common stockholders
Basic	$0.16	$0.18	$(0.11)	$0.42
Diluted	$0.16	$0.18	$(0.11)	$0.42
Weighted-average common shares outstanding
Basic	158,352,357	132,602,702	155,305,512	129,649,937
Diluted	158,352,357	132,602,702	158,370,559	129,649,937

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Six months ended June 30, 2026
Balance at January 1, 2026	145,508,012	$15	$1,055,711	$(636,001)	$(3,613)	$7,456	$423,568
Net income	—	—	—	17,084	—	38,962	56,046
Other comprehensive loss	—	—	—	—	(987)	(452)	(1,439)
Warrants exercised	11,644,872	1	81,513	—	—	—	81,514
Settlement of restricted share units	391,764	—	—	—	—	—	—
Stock options exercised	1,745,611	—	6,060	—	—	—	6,060
Issuance of common stock, exploration property acquisition	300,000	—	4,340	—	—	—	4,340
Share-based compensation	—	—	5,708	—	—	27	5,735
Distribution to non-controlling shareholders of subsidiary, including taxes	—	—	(1,195)	—	—	(40,899)	(42,094)
Other changes in non-controlling interests	—	—	(2,817)	—	—	(338)	(3,155)
Balance at June 30, 2026	159,590,259	$16	$1,149,320	$(618,917)	$(4,600)	$4,756	$530,575

Three months ended June 30, 2026
Balance at April 1, 2026	157,991,593	$16	$1,138,818	$(594,265)	$(4,292)	$5,396	$545,673
Net loss	—	—	—	(24,652)	—	(687)	(25,339)
Other comprehensive loss	—	—	—	—	(308)	(98)	(406)
Stock options exercised	1,298,666	—	3,231	—	—	—	3,231
Issuance of common stock, exploration property acquisition	300,000	—	4,340	—	—	—	4,340
Share-based compensation	—	—	3,154	—	—	(1)	3,153
Other changes in non-controlling interests	—	—	(223)	—	—	146	(77)
Balance at June 30, 2026	159,590,259	$16	$1,149,320	$(618,917)	$(4,600)	$4,756	$530,575

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Six months ended June 30, 2025
Balance at January 1, 2025	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	$280,431
Net loss	—	—	—	(54,366)	—	(8,747)	(63,113)
Other comprehensive income	—	—	—	—	337	178	515
Issuance of common stock; public offering, net of issuance costs	11,794,872	1	53,371	—	—	—	53,372
Issuance of warrants, public offering	—	—	12,470	—	—	—	12,470
Settlement of restricted share units	150,000	—	—	—	—	—	—
Stock options exercised	108,784	—	271	—	—	—	271
Warrants exercised	25,000	—	175	—	—	—	175
Share-based compensation	—	—	6,272	—	—	76	6,348
Non-controlling interests investment in subsidiary	—	—	6,129	—	—	14,034	20,163
Other changes in non-controlling interests	—	—	36	—	—	109	145
Balance at June 30, 2025	132,690,768	$13	$880,756	$(584,493)	$(2,939)	$17,440	$310,777

Three months ended June 30, 2025
Balance at April 1, 2025	132,590,318	$13	$870,855	$(560,642)	$(3,264)	$8,375	$315,337
Net loss	—	—	—	(23,851)	—	(5,121)	(28,972)
Other comprehensive income	—	—	—	—	325	178	503
Stock options exercised	75,450	—	188	—	—	—	188
Warrants exercised	25,000	—	175	—	—	—	175
Share-based compensation	—	—	3,338	—	—	37	3,375
Non-controlling interests investment in subsidiary	—	—	6,129	—	—	14,034	20,163
Other changes in non-controlling interests	—	—	71	—	—	(63)	8
Balance at June 30, 2025	132,690,768	$13	$880,756	$(584,493)	$(2,939)	$17,440	$310,777

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Six Months Ended June 30, 2026 and 2025

	2026	2025
Operating activities
Net income (loss)	$56,046	$(63,113)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,067	1,362
Share-based compensation	5,735	6,348
Unrealized foreign exchange (gain) loss	(762)	225
Interest expense	2,884	3,485
Share of loss of equity method investees	8,201	7,247
Gain on divestment of Alacrán project	(124,723)	—
Gain on divestment of Pinaya project	(8,000)	—
Reversal of provision for expected credit loss	(5,000)	—
Impairment	—	2,555
Other	(571)	(43)
Changes in other operating assets and liabilities:
Accounts receivable	(714)	622
Accounts payable and accrued liabilities	6,860	(1,008)
Deferred exploration liability	(1,376)	(1,897)
Other operating assets and liabilities	(1,922)	(1,252)
Net cash used in operating activities	(62,275)	(45,469)
Investing activities
Proceeds from divestment of Alacrán project, net of transaction costs and cash disposed	124,804	—
Proceeds from sale of a subsidiary	5,000	9,696
Proceeds from divestment of Pinaya project	1,500	—
Deposits paid for property, plant and equipment	(20,869)	—
Purchase of exploration properties	(3,138)	(731)
Purchase of property, plant and equipment	(824)	(1,258)
Investment in significant influence investee	(6,250)	—
Purchase of other non-current assets	(1,300)	—
Net cash provided by investing activities	98,923	7,707
Financing activities
Proceeds from exercise of warrants	81,514	—
Distribution to non-controlling shareholders of subsidiary	(40,083)	—
Proceeds from exercise of stock options	6,060	271
Net proceeds from public offering	—	65,842
Proceeds from related party loan	2,500	5,000
Repayment of related party loan	—	(10,505)
Debt issuance costs	(4,585)	—
Non-controlling interests investment in subsidiary	740	20,163
Other	—	145
Net cash provided by financing activities	46,146	80,916
Effect of foreign exchange rate changes on cash and cash equivalents	(640)	827
Increase in cash and cash equivalents and restricted cash	82,154	43,981
Cash, cash equivalents and restricted cash, beginning of the period	176,273	45,309
Cash, cash equivalents and restricted cash, end of the period	258,427	89,290
Restricted cash, end of the period	1,549	1,240
Cash and cash equivalents, end of the period	$256,878	$88,050
Supplemental cash flow information
Cash paid for income taxes	$12,195	$29
Supplemental disclosure of non-cash financing activities
Issuance of common stock	$4,340	$—

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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”) is establishing a United States-based grid scale vanadium redox flow battery manufacturing business. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at June 30, 2026 (December 31, 2025 — 90.0%). VRB also holds a 49% interest in VRB Energy System (Beijing) Co., Ltd. (“VRB China”) which operates in the same industry in China.
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, oil & gas and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at June 30, 2026 (December 31, 2025 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) sold the Alacrán copper-gold project in northern Colombia in March 2026 (Note 13). Ivanhoe Electric had an ownership interest in Cordoba of 59.3% as at June 30, 2026 (December 31, 2025 — 60.8%).
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2025. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and satisfaction of liabilities in the normal course of business.
References to “$” refer to United States dollars.
In a prior period, management identified an immaterial misclassification in the unaudited condensed interim consolidated statement of cash flows for the six-month period ended June 30, 2025. The misclassification related to proceeds of $9.7 million received from the disposal of a subsidiary which were incorrectly classified as a cash receipt from operating activities in those periods. The cash receipt has been appropriately reflected as an investing activity in the unaudited condensed interim consolidated statement of cash flows for the six months ended June 30, 2025. The reclassification has no impact on the prior period figures in the unaudited condensed interim consolidated balance sheets and the condensed interim consolidated statements of loss and comprehensive loss.
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
Recently adopted accounting pronouncements:
The Company adopted ASU 2024-04 on January 1, 2026, which clarifies the accounting for certain induced conversions of convertible debt instruments. The adoption of ASU 2024-04 did not have a material impact.
Recent accounting pronouncements not yet adopted:
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The Company is required to adopt ASU 2024-03 on January 1, 2027, and is currently evaluating the expected impact on the consolidated financial statements.

3. Use of estimates:
The preparation of the unaudited condensed interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from these estimates.
The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended December 31, 2025.

4. Cash and cash equivalents:
Of the total cash and cash equivalents at June 30, 2026 and December 31, 2025, $23.5 million and $9.1 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.

5. Accounts and other receivables:

	June 30, 2026	December 31, 2025
Trade accounts receivable	$2	$14
Other receivables (Note a)	13,042	10,816
Provision for expected credit loss (Note a)	(5,304)	(10,304)
	$7,740	$526
(a) As at December 31, 2025, VRB was owed the remaining tranche of $10.3 million from its sale of 51% of the shares in VRB China to China Energy Storage Industry Co., Ltd. (“Red Sun”). At December 31, 2025, the Company recorded a provision for expected credit loss in the amount of the full second tranche payment as it was due on June 30, 2025 and had not been received.
On April 1, 2026, VRB received $5.0 million of the second tranche payment, while the remainder is still outstanding. The Company reduced the provision for expected credit loss by $5.0 million and continues to carry a provision of $5.3 million due to prolonged delinquency, an absence of contractual modification and a high degree of risk and uncertainty with cross-border collection risk and contractual remedies.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
As of June 30, 2026, other receivables also include $6.5 million from the divestment of the Pinaya project (Note 14).

6. Investments subject to significant influence:
The Company’s principal investments subject to significant influence are its investment in Maaden Ivanhoe Electric Exploration and Development Limited Company ("Maaden Joint Venture") and VRB China. Others include its investments in Sama Resources Inc. (“Sama”).

	Equity Method			Carried at fair value
	Maaden Joint Venture (Note a)	VRB China	Other	Sama	Total
Balance at December 31, 2025	$8,227	$47,156	$827	$2,189	$58,399
Investment	6,250	—	—	—	6,250
Change in fair value	—	—	—	450	450
Share of loss	(5,234)	(2,916)	(51)	—	(8,201)
Foreign currency translation	—	(182)	(11)	—	(193)
Balance at June 30, 2026	$9,243	$44,058	$765	$2,639	$56,705
(a) In July 2026, the Company provided funding to the Maaden Joint Venture in the amount of $6.3 million.

7. Exploration properties:

	Santa Cruz	Tintic	Alacrán	Other	Total
Balance at December 31, 2025	$177,523	$30,703	$13,607	$2,312	$224,145
Acquisition costs	—	—	—	7,478	7,478
Divestment (Note 13)	—	—	(13,607)	—	(13,607)
Balance at June 30, 2026	$177,523	$30,703	$—	$9,790	$218,016

8. Other non-current assets:

	June 30, 2026	December 31, 2025
Deposits (Note a)	$25,242	$4,373
Other	5,878	5,653
	$31,120	$10,026
(a) Deposits are amounts paid in advance for capital asset acquisitions that have not yet been received or placed in service.
In May 2026, the Company entered into an agreement to acquire a tunnel boring machine ("TBM") and material handling system for mine access development at the Santa Cruz Copper Project. The total purchase price is $64.7 million, payable in installments over a two-year period upon the achievement of specified contractual milestones. As of June 30, 2026, the Company had made an initial deposit of $13.8 million.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
As of June 30, 2026, the Company has also made deposit payments totalling $9.8 million relating to upgrading the electrical power at the Santa Cruz Copper Project.
9. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2025	$33,738
Interest expense	1,448
Balance at June 30, 2026	$35,186
On July 8, 2021, VRB issued a convertible bond for gross proceeds of $24.0 million. The bond had a five-year term and interest accrues at a rate of 8% per annum.
On July 1, 2026, VRB entered into an agreement to extend the maturity date of the convertible bond to December 31, 2026. All other terms and conditions of the convertible bond are unchanged.
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
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$2,450	$2,636	$4,557	$5,196
Exploration expenses	703	739	1,178	1,152
	$3,153	$3,375	$5,735	$6,348
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

11. Revenue:
The Company recognized revenue from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue type	2026	2025	2026	2025
Data processing services	$724	$1,068	$1,582	$1,803
Total	$724	$1,068	$1,582	$1,803

12. Exploration expense:

	Three months ended June 30,		Six Months Ended June 30,
Project	2026	2025	2026	2025
Santa Cruz, USA	$10,537	$5,425	$20,037	$11,929
Gleeson, USA	3,985	180	6,615	276
Hog Heaven, USA	1,161	394	4,364	1,267
Alacrán, Colombia	—	4,354	3,334	7,691
Ivory Coast Project, Ivory Coast	739	331	1,093	656
Chile Exploration Collaboration, Chile	—	—	664	—
Tintic, USA	193	474	427	1,185
Project generation and other	4,793	2,920	8,080	6,859
Total	$21,408	$14,078	$44,614	$29,863

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
On February 10, 2026, Cordoba and JCHX agreed to amend various terms of the agreement. The purchase price was increased to $128.0 million in cash and paid in a lump sum on closing of the transaction. In addition, certain conditions to closing were waived including the approval of the Environmental Impact Assessment for the Alacrán project. The transaction closed on March 5, 2026.
Net proceeds from the divestment, after settling outstanding liabilities and amounts held for future corporate activities, were distributed to shareholders of Cordoba. On March 25, 2026, Cordoba distributed $40.1 million in cash to non-controlling shareholders of Cordoba.
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
14. Divestment of the Pinaya project:
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
(ii) $3.0 million in Panam Copper shares, with a deemed value per share using the 10-day volume weighted average price immediately prior to the issuance date or financing price for the initial issuance, with $1.5 million issuable on the date of Panam Copper’s listing on a recognized exchange and $1.5 million issuable 12 months thereafter; and,
(iii) the grant at closing of a one percent net smelter return royalty on all minerals produced from the Pinaya Gold-Copper Project. Panam Copper may repurchase 50% of the royalty for $1.0 million prior to the commencement of commercial production.
At the time of the transaction, the carrying value of the disposal group was zero and the Company recognized a gain on the divestment of $8.0 million based on the fair value of consideration received.

15. Related party transactions:
Related parties include entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Total Expenses
Global Mining (Note a)	$—	$649	$—	$447	$—	$1,218
Ivanhoe Capital Aviation (Note b)	—	—	—	250	—	500
High Water Holding Company (Note b)	—	250	250	—	500	—
I-Pulse (Note c)	2,002	—	2,002	—	2,002	—
JCHX Mining Management Co., Ltd (Note e)	—	1,500	—	—	—	—
Total	$2,002	$2,399	$2,252	$697	$2,502	$1,718
Revenue and accounts receivable
Maaden Joint Venture (Note d)	$200	$—	$643	$560	$1,172	$1,160
Advances
Global Mining (Note a)	283	422	—	—	—	—
Maaden Joint Venture (Note d)	206	141	—	—	—	—
Deposit
I-Pulse (Note c)	$1,573	$1,573	$—	$—	$—	$—

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	Transactions for the three months ended June 30,		Transactions for the six months ended June 30,
	2026	2025	2026	2025
Expense classification
Exploration expenses	$2,002	$66	$2,002	$355
General and administrative expenses	250	631	500	1,363
Research and development expenses	—	—	—	—
	$2,252	$697	$2,502	$1,718
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
(c)The Company's Executive Chairman is the Chief Executive Officer and a principal owner of I-Pulse. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters. The total purchase price for the six Typhoon™ transmitters is $12.4 million. In October 2022, the Company made deposit payments totaling $7.1 million, The remaining payments will be made as each Typhoon™ transmitter system is delivered. As at June 30, 2026, the Company has received four of the Typhoon™ transmitters that are deliverable under the agreement.
(d)The Company's majority owned subsidiary, CGI, provides geophysical data processing services to the Maaden joint venture.
As at June 30, 2026, the Maaden Joint Venture owes the Company $0.2 million for costs that the Company incurred on behalf of the Maaden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX held 18.2% of Cordoba’s issued and outstanding common stock as at June 30, 2026 (December 31, 2025 - 19.2%). In February 2026, JCHX provided bridge loans to CMH Colombia S.A.S (“CMH”), a subsidiary of Cordoba, totalling $2.5 million. The loan was derecognized upon the Alacrán divestment (Note 13).

16. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the consolidated balance sheets:

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	$2,639	$—	$—	$2,189	$—	$—
Other investments	1,096	267	—	954	267	—
Total financial assets	$3,735	$267	$—	$3,143	$267	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—

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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Segment information for the periods presented is as follows:

	As at and for the three months ended June 30, 2026
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$724	$—	$724

Exploration Expenses	10,537	10,871	—	—	21,408
General and administrative expenses	—	7,578	154	534	8,266
Other segment items[1]	—	(8,003)	415	118	(7,470)
Total segment operating expenses	10,537	10,446	569	652	22,204

Loss (income) from operations	10,537	10,446	(155)	652	21,480

Depreciation and amortization	44	447	12	—	459
Segment assets	208,981	319,646	2,656	53,537	584,820
Expenditures for segment assets	19,800	1,644	—	196	21,640
Investments subject to significant influence	—	11,882	765	44,058	56,705
	As at and for the six months ended June 30, 2026
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$1,582	$—	$1,582

Exploration Expenses	20,037	24,577	—	—	44,614
General and administrative expenses	—	16,607	422	1,099	18,128
Other segment items[1]	—	(132,722)	1,109	(4,823)	(136,436)
Total segment operating expenses	20,037	(91,538)	1,531	(3,724)	(73,694)

Loss (income) from operations	20,037	(91,538)	(51)	(3,724)	(75,276)

Depreciation and amortization	74	970	23	—	1,067
Segment assets	208,981	319,646	2,656	53,537	584,820
Expenditures for segment assets	20,991	3,138	—	702	24,831
Investments subject to significant influence	—	11,882	765	44,058	56,705
1The composition of ‘Other segment items’ varies by segment. For the six months ended June 30, 2026 it consists primarily of gains from the divestment of the Alacrán and Pinaya projects in critical metals, cost of sales in data processing and provision for expected credit loss in energy storage. For the three months ended June 30, 2026 it consists primarily of gains from the divestment of the Pinaya project in critical metals and cost of sales in data processing.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	As at and for the three months ended June 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue from external customers	$—	$—	$1,068	$—	$1,068
Intersegment revenues	—	—	—	—	—
Elimination of intersegment revenue	—	—	—	—	—
Revenue	—	—	1,068	—	1,068

Exploration Expenses	5,425	8,653	—	—	14,078
General and administrative expenses	—	8,853	162	706	9,721
Other segment items[1]	—	2,555	348	1	2,904
Total segment operating expenses	5,425	20,061	510	707	26,703

Loss (income) from operations	5,425	20,061	(558)	707	25,635

Depreciation and amortization	38	690	12	—	702
Segment assets	179,264	161,856	2,351	57,000	400,471
Expenditures for segment assets	731	661	—	—	661
Investments subject to significant influence	—	15,988	844	39,921	56,753
	As at and for the six months ended June 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue from external customers	$—	$—	$1,803	$—	$1,803
Intersegment revenues	—	—	10	—	10
Elimination of intersegment revenue	—	—	(10)	—	(10)
Revenue	—	—	1,803	—	1,803

Exploration Expenses	11,929	17,934	—	—	29,863
General and administrative expenses	—	19,143	335	1,829	21,307
Other segment items[1]	—	2,555	693	24	3,272
Total segment operating expenses	11,929	39,632	1,028	1,853	54,442

Loss (income) from operations	11,929	39,632	(775)	1,853	52,639

Depreciation and amortization	76	1,262	24	—	1,362
Segment assets	179,264	161,856	2,351	57,000	400,471
Expenditures for segment assets	731	1,258	—	—	1,989
Investments subject to significant influence	—	15,988	844	39,921	56,753
1The composition of ‘Other segment items’ varies by segment. For the three and six months ended June 30, 2025 it consists primarily of impairment charges in critical metals and cost of sales in data processing.

18. Commitments and contingencies:
In October 2022, the Company entered into a contractual arrangement to purchase six Typhoon™ transmitters from I-Pulse (Note 15).

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
In May 2026, the Company entered into a contractual agreement to acquire a TBM for mine access development at the Santa Cruz Copper Project (Note 8).
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from offerings of our securities or other fundraising activities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, the development of our mineral properties, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: we will require substantial capital investment in the future and we may be unable to raise additional capital on favorable terms or at all; our mineral projects are at the exploration or development stage and are subject to the significant risks and uncertainties associated with mineral exploration and development; our Santa Cruz Copper Project is subject to significant risks associated with mine construction and commissioning, including possible delays, cost overruns, and unanticipated technical problems in addition to the need to obtain all required permits and necessary funding; the Preliminary Feasibility Study (the "PFS") for our Santa Cruz Copper Project includes estimates and assumptions to project potential economic viability and actual economic outcomes may vary greatly from those set forth in the PFS; we have a limited operating history on which to base an evaluation of our business and prospects; we depend solely on our material project for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have had claims and legal proceedings against one of our subsidiary's subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; we and the VRB China Joint Venture may not receive the anticipated payments from Red Sun in connection with the VRB China Joint Venture transaction in full or in a timely manner; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; we may be adversely affected by current or future military conflicts in the Middle East, Ukraine/Russia or other jurisdictions; our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating and the potential for forest fires at many of our properties; our operations may be impacted by public health emergencies, pandemics, epidemics, or similar events, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy; we may be adversely affected by tariff and trade actions; and delays in the delivery or assembly of the TBM and failure of the TBM to function as expected may create material delays or add material additional costs related to the construction and development of the Santa Cruz Copper Project.
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
Through the advancement of our portfolio of critical metals exploration and development projects, headlined by the Santa Cruz Copper Project in Arizona, we intend to contribute to domestic supply by developing resources that support industrial and strategic sectors. We also operate a 50/50 joint venture with Saudi Arabian Mining Company ("Maaden") to explore for minerals on ~50,000 km2 of underexplored Arabian Shield in Saudi Arabia. In 2024, we established an exploration alliance with BHP Mineral Resources Inc. (“BHP”), a subsidiary of BHP Group Limited, to search for critical minerals in the United States. Finally, in 2026, we established a Typhoon™ driven exploration collaboration with Sociedad Química y Minera de Chile (“SQM”"), to explore for copper in northern Chile.
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
Business Developments in the Quarter and Subsequent Period
Santa Cruz Copper Project (100% owned)
On May 28, 2026, we, through our wholly owned subsidiary Mesa Cobre Holding Corporation (“Mesa Cobre”), entered into an Agreement for the Purchase, Supply, Transport, Assembly, Testing, and Commissioning of a Crossover XRE Tunnel Boring Machine (“TBM”) and Associated Equipment (the “Purchase Agreement”) with Global TBM Company dba The Robbins Company (“Robbins”).
Pursuant to the Purchase Agreement, Robbins will sell, supply, transport, assemble, test, and commission for Mesa Cobre the TBM for Mesa Cobre’s use on the Santa Cruz Copper Project. Mesa Cobre will pay Robbins a total of $64.7 million, inclusive of a previously-paid deposit of $1.1 million. Upon the signing of the Purchase Agreement in June 2026, we paid $12.7 million to Robbins and will pay the remainder in a series of milestone payments relating to certain events specified in the Purchase Agreement relating to shipping, delivery to the Santa Cruz Project site, and assembly, commissioning and use of the TBM. Transportation to the project site will be reimbursed by Mesa Cobre at cost plus 10%, and any tariffs will be reimbursed by Mesa Cobre without markup. An additional cost of assembly of the TBM of $5.8 million will be paid to Robbins by Mesa Cobre pursuant to certain payment milestones. Title to the TBM and equipment transfers to Mesa Cobre upon delivery at the project.
Commissioning occurs when the equipment is assembled, tested and operational, including the installation of the reaction frame at the bottom of the box cut at the site in accordance with the Purchase Agreement, and is to occur by July 30, 2027 or such other date that the parties may agree in writing.
Our engineers are preparing an updated Santa Cruz Copper Project S-K 1300 Preliminary Feasibility & Technical Report Summary and NI 43-101 Feasibility Study & Technical Report (the "PFS") to incorporate the engineering details of the TBM and material handling system. We expect to complete this study during the third quarter of 2026.
We are in the advanced stages of the application process and due diligence related to project debt financing with the Export-Import Bank of the United States. We also continue to advance discussions with a group of leading commercial banks, as well as potential sources for non-debt funding.
Maaden Joint Venture (50% owned)
On July 7, 2026, we entered into an Amended and Restated Shareholders Agreement (“A&R Shareholders Agreement”) with Maaden, governing the Joint Venture. The A&R Shareholders Agreement amends and restates the Shareholders Agreement dated July 6, 2023, as amended (collectively, the “Prior Agreement”).
The A&R Shareholders Agreement includes certain new provisions not contained in the Prior Agreement including, but not limited to:
•The Joint Venture and its subsidiaries may now acquire exploration licenses and mining licenses directly in the name of the Joint Venture (“Joint Venture Land”) rather than only accessing such licenses held by Maaden;
•If the Joint Venture chooses not to pursue Joint Venture Land, any shareholder may pursue such rights individually with no risk or benefit to the Joint Venture;
•Certain loans made by a shareholder to the Joint Venture to cover any shortfall in funding by the other shareholder shall now be repaid in priority to other shareholder loans;
•The approval of the Joint Venture board of directors is now only required to hire or terminate certain senior executives;
•The technical committee of the Joint Venture is now given more authority to reallocate funds within a board approved budget and approve non-material amendments to a previously approved exploration program, without needing board approval in each instance;
•The exploration term of the Joint Venture will now run for ten (10) years from the effective date, ending now on July 6, 2033; and
•General clean up matters relating to prior amendments.
The Prior Agreement, as amended and restated by the A&R Shareholders Agreement, established a limited liability company under Saudi law and sets out the terms governing the relationship of the parties with respect to the Joint Venture. It provides for the Company and Maaden to participate in the 50/50 Joint Venture which had an initial term of five years but extendable to ten (10) years, now expiring on July 6, 2033.
Kaizen Discovery Inc. (100% owned)
On April 27, 2026, our subsidiary Kaizen Discovery Inc. (“Kaizen Discovery”) sold our indirect interest in the Pinaya Gold-Copper Project to Panam Copper Corp., a British Columbia company (“Panam Copper”), for $11.0 million in stated consideration, consisting of (i) $8.0 million in cash, of which $1.5 million was paid at the closing on April 27, 2026 and the remainder is payable as to $1.5 million after six months, $2.5 million after one year and $2.5 million after 18 months, (ii) $3.0 million in Panam Copper shares, with a deemed value per share using the 10-day VWAP immediately prior to the issuance date or financing price for the initial issuance, with $1.5 million issuable on the date of Panam Copper’s listing on a recognized exchange and $1.5 issuable 12 months thereafter; and (iii) the grant at closing of a one percent (1.0%) net smelter return royalty on all minerals produced from the Pinaya Gold-Copper Project. Panam Copper may repurchase 50% of the royalty for $1.0 million prior to the commencement of commercial production.
Management Updates
On August 1, 2026, Alex Neufeld was promoted to Senior Vice President of Exploration, replacing in that role Graham Boyd who resigned effective August 1, 2026.
On August 5, 2026, the Company announced that Michelle Lammers would be joining the Company as Chief Operating Officer effective September 1, 2026.

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
VRB Energy generates revenue from developing, manufacturing and selling vanadium redox flow energy storage systems. Prior to October 2024, all of VRB Energy’s revenue was generated by VRB China. In October 2024, VRB Energy reduced its ownership interest in VRB China to 49% and commenced equity accounting for this investment. Since 2025, VRB Energy has been focused on progressing its Arizona-based business, VRB USA, which has not yet generated any revenue.
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
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026 we recorded a net loss attributable to common stockholders of $24.7 million ($0.16 per share), compared to $23.9 million ($0.18 per share) for the three months ended June 30, 2025, which was an increase of $0.8 million. Significant contributors to this change for the three months ended June 30, 2026 included an increase of $7.3 million in exploration expenditures and an increase of $2.2 million in share of loss of equity method investees. These increases were offset by a decrease of $1.5 million in general and administrative expenses and an $8.0 million gain recorded on the divestment of the Pinaya Project. The three months ended June 30, 2025 included a $2.6 million impairment expense of a non-core exploration property, there was no similar expense in the three months ended June 30, 2026.
Exploration expenses were $21.4 million for the three months ended June 30, 2026, an increase of $7.3 million from $14.1 million for the three months ended June 30, 2025. Exploration expenses consisted of the following:

	Three months ended June 30,
(In thousands)	2026	2025
Exploration Expenses:
Santa Cruz, USA	$10,537	$5,425
Gleeson, USA	3,985	180
Hog Heaven, USA	1,161	394
Alacrán Project (Cordoba)	—	4,354
Ivory Coast Project, Ivory Coast	739	331
Chile Exploration Collaboration, Chile	—	—
Tintic, USA	193	474
Project generation and other	4,793	2,920
Total	$21,408	$14,078
•During the three months ended June 30, 2026, exploration expenditures largely focused on activities at the Santa Cruz Copper Project where $10.5 million of expenditure was incurred in the three months ended June 30, 2026, compared to $5.4 million incurred in the three months ended June 30, 2025. Activities during the three months ended June 30, 2026 at the Santa Cruz Copper Project focused on permitting, updating the PFS to incorporate the engineering details of the TBM and material handling system, conducting optimization studies, and performing geotechnical drilling to support detailed engineering design. The exploration expenditures incurred in the three months ended June 30, 2025 were focused on the technical engineering studies required to support the PFS that was released on June 23, 2025;
•The Gleeson Project in Arizona where $4.0 million of expenditure was incurred in the three months ended June 30, 2026 compared to $0.2 million incurred in the three months ended June 30, 2025. We commenced drilling in November 2025. Activities during the three months ended June 30, 2026, were focused on testing copper-gold porphyry and polymetallic skarn and carbonate-replacement targets. Also, additional land purchases and leases have been executed;
•The Hog Heaven Project where $1.2 million of expenditure was incurred in the three months ended June 30, 2026 compared to $0.4 million incurred in the three months ended June 30, 2025. Activities during the three months ended June 30, 2026 were focused on testing high-sulfidation epithermal mineralization following up on previous exploration success from 2025. Drilling was completed on April 23, 2026; and

•Project generation and other includes exploration expenses for early stage projects and exploration costs that we incur in relation to generating new projects that may or may not proceed to earn-in agreements depending on our evaluation.
General and administrative expenses were $8.3 million for the three months ended June 30, 2026, a decrease of $1.5 million from $9.7 million for the three months ended June 30, 2025. The main contributor to the decrease was a $1.5 million decrease in general and administrative expenses incurred at Cordoba which were $0.4 million for the three months ended June 30, 2026 compared to $2.0 million for the three months ended June 30, 2025. This decrease was due to activities and personnel at Cordoba reducing since the sale of the Alacran Project on March 5, 2026.
Share of loss of equity method investees was $4.4 million for the three months ended June 30, 2026, an increase of $2.2 million from $2.3 million for the three months ended June 30, 2025. The share of loss of equity method investees for the three months ended June 30, 2026 consisted of a $2.9 million share of the loss from the Maaden Joint Venture and a $1.4 million share of loss from the VRB China Joint Venture.
During the three months ended June 30, 2026 we recorded an $8.0 million gain on the divestment of the Pinaya Gold-Copper Project as a result of the April 27, 2026 sale of the project to Panam Copper. At the time of the transaction the net assets of the disposal group were $nil. We recognized a gain on the divestment of $8.0 million based on the fair value of consideration received.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the three months ended June 30, 2026 ($0.7 million) and 100% for the three months ended June 30, 2025 ($1.1 million). VRB did not generate revenue during these periods. CGI’s revenue for the three months ended June 30, 2026 was $0.7 million, a decrease of $0.3 million from $1.1 million for the three months ended June 30, 2025. The decrease in CGI’s revenue was a result of less data processing services being performed.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026 we recorded net income attributable to common stockholders of $17.1 million ($0.11 per share), compared to a net loss of $54.4 million ($0.42 per share) for the six months ended June 30, 2025, which was a change of $71.5 million. The most significant contributor to this change for the six months ended June 30, 2026 was the gain of $124.7 million being realized on Cordoba's sale of the Alacrán Copper Project in Colombia in March 2026. Also contributing to the change for the six months ended June 30, 2026, was an $8.0 million gain recorded on the divestment of the Pinaya Project, a $5.0 million credit loss provision reversal related to the 2024 sale of VRB China and a decrease of $3.2 million in general and administrative expenses. Offsetting these was an increase of $14.8 million in exploration expenditures.
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
Exploration expenses were $44.6 million for the six months ended June 30, 2026, an increase of $14.8 million from $29.9 million for the six months ended June 30, 2025. Exploration expenses consisted of the following:

	Six Months Ended June 30,
(In thousands)	2026	2025
Exploration Expenses:
Santa Cruz, USA	$20,037	$11,929
Gleeson, USA	6,615	276
Hog Heaven, USA	4,364	1,267
Alacrán Project (Cordoba)	3,334	7,691
Ivory Coast Project, Ivory Coast	1,093	656
Chile Exploration Collaboration, Chile	664	—
Tintic, USA	427	1,185
Project generation and other	8,080	6,859
Total	$44,614	$29,863

During the six months ended June 30, 2026, exploration expenditures largely focused on activities at:
•The Santa Cruz Copper Project where $20.0 million of expenditure was incurred in the six months ended June 30, 2026 compared to $11.9 million incurred in the six months ended June 30, 2025. Activities during the six months ended June 30, 2026 at the Santa Cruz Copper Project focused on permitting, updating the PFS to incorporate the engineering details of the TBM and material handling system, conducting optimization studies, and performing geotechnical drilling to support detailed engineering design. The exploration expenditures incurred in the six months ended June 30, 2025 were focused on the technical engineering studies required to support the PFS that was released on June 23, 2025;
•The Gleeson Project in Arizona where $6.6 million of expenditure was incurred in the six months ended June 30, 2026 compared to $0.3 million incurred in the six months ended June 30, 2025. We commenced drilling in November 2025. Activities during the six months ended June 30, 2026 were focused on testing copper-gold porphyry and polymetallic skarn and carbonate-replacement targets. Also, additional land purchases and leases have been executed;
•The Hog Heaven Project where $4.4 million of expenditure was incurred in the six months ended June 30, 2026 compared to $1.3 million incurred in the six months ended June 30, 2025. Activities during the six months ended June 30, 2026 were focused on testing high-sulfidation epithermal mineralization following up on previous exploration success from 2025. Drilling was completed on April 23 2026;
•The Alacrán Project where $3.3 million of expenditure was incurred by Cordoba in 2026 prior to its sale on March 5, 2026. These pre-sale activities in 2026 were focused on detailed engineering design of the Alacrán mine and consultation associated with the Environmental Impact Assessment process; and
•Project generation and other includes exploration expenses for early stage projects and exploration costs that we incur in relation to generating new projects that may or may not proceed to earn-in agreements depending on our evaluation.
General and administrative expenses were $18.1 million for the six months ended June 30, 2026, a decrease of $3.2 million from $21.3 million for the six months ended June 30, 2025. The main contributor to the decrease was a $2.0 million decrease in general and administrative expenses incurred at Cordoba which were $1.3 million for the six months ended June 30, 2026 compared to $3.3 million for the six months ended June 30, 2025. This decrease was due to activities and personnel at Cordoba reducing since the sale of the Alacran Project on March 5, 2026. Also, contributing to the decrease was a $0.6 million decrease in directors and officers' insurance expenses from $1.6 million for the six months ended June 30, 2025 compared to $1.1 million for six months ended June 30, 2026 due to a decrease in premiums.
CGI’s software licensing and data processing services to the mining and oil and gas industries represented 100% of our revenue for the six months ended June 30, 2026 ($1.6 million) and 100% for the six months ended June 30, 2025 ($1.8 million). VRB did not generate revenue during these periods. CGI’s revenue for the six months ended June 30, 2026 was $1.6 million, a decrease of $0.2 million from $1.8 million for the six months ended June 30, 2025. The decrease in CGI’s revenue was a result of less data processing services being performed.
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
At June 30, 2026, we had cash and cash equivalents of $256.9 million and a working capital balance of $216.6 million. Of the total cash and cash equivalents at June 30, 2026, $23.5 million was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
In December 2025, we closed a $200.0 million senior secured multi-draw Bridge Facility from a syndicate of three international financial institutions (the "Bridge Facility"). The Bridge Facility will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility is currently undrawn.
As at August 7, 2026, we believe that we have sufficient cash resources and availability under the Bridge Facility to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
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

Consolidated Cash Balances as of June 30, 2026
The table below discloses the amounts of cash disaggregated by currency denomination as of June 30, 2026 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$227,231	$1,823	$—	$229,054
Canada	17,512	1,424	—	18,936
Cayman Islands	6,839	432	—	7,271
Other	1,531	—	86	1,617
Total	$253,113	$3,679	$86	$256,878
Refer to Note 18 of our consolidated financial statements in our 2025 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.

Convertible Bond — VRB Energy
On July 8, 2021, VRB Energy issued a convertible bond for gross proceeds of $24.0 million. The bond has a five-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB Energy upon an equity financing or sale event, at a price per share equal to the lower of (A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs or other agreed restructuring of the convertible bond with its holder occurs, VRB Energy must repay the outstanding principal and interest on maturity in July 2026. At June 30, 2026, the balance of principal and interest on the bond was $35.2 million and it is classified as a current liability on the balance sheet.
On July 1, 2026, VRB Energy and the bond holder entered into an agreement whereby the parties mutually agreed to extend the maturity date of the convertible bond to December 31, 2026. All other terms and conditions remained the same.
Bridge Facility - Mesa Cobre
On December 12, 2025, Mesa Cobre, closed a senior secured multi-draw Bridge Facility which will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility has a two-year maturity term, with a single repayment at maturity. It will bear interest at our election, either at (i) the forward-looking term rate based on the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York plus a margin of 5.0%, increasing by 0.5% on each of the 6th, 12th, and 18th month following the closing date, or (ii) the alternate base rate as defined in the Bridge Facility agreements. At June 30, 2026, the Bridge Facility was undrawn.
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

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Six Months Ended June 30, 2026
	2026	2025
Net cash (used in) provided by:
Operating activities	$(62,275)	$(45,469)
Investing activities	98,923	7,707
Financing activities	46,146	80,916
Effect of foreign exchange on cash	(640)	827
Total change in cash	$82,154	$43,981
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities during the six months ended June 30, 2026 of $62.3 million primarily was the result of $43.4 million of cash exploration expenditures, $13.6 million of cash general and administrative costs and $12.2 million of income taxes paid by Cordoba in relation to sale of the Alacrán Project.
The net cash used in operating activities during the six months ended June 30, 2025 of $45.5 million primarily was the result of $28.7 million of cash exploration expenditures and $16.1 million of cash general and administrative costs.
Investing activities.
Net cash received from investing activities for the six months ended June 30, 2026 of $98.9 million was predominately due to $124.8 million received by Cordoba from the sale of its Alacrán Project. In addition, we received $5.0 million in proceeds from the 2024 sale of VRB China and $1.5 million in initial consideration from the sale of the Pinaya Gold-Copper Project. Offsetting these cash receipts were cash expenditures of $20.9 million on deposits made by the Santa Cruz Copper Project related to infrastructure and equipment, $6.3 million invested into the Maaden Joint Venture, $3.1 million of exploration property purchases and other asset purchases totaling $1.3 million.
During the six months ended June 30, 2025, we received $9.7 million in proceeds from the 2024 sale of a VRB China.
Financing activities.
The net cash provided by financing activities during the six months ended June 30, 2026 of $46.1 million included proceeds of $81.5 million received from the January and February 2026 exercise of approximately 11.6 million Warrants to purchase one share of our common stock at a price of $7.00 per share. In addition, we received $6.1 million from the exercise of stock options during the six months ended June 30, 2026. Also, during the six months ended June 30, 2026, Cordoba distributed $40.1 million to its non-controlling shareholders.
The net cash provided by financing activities during the six months ended June 30, 2025 of $80.9 million was primarily a result of the public offering we completed in February 2025 where we issued 11,794,872 units (the “Units”) at a price of $5.85 per Unit for net proceeds of approximately $65.8 million. Each Unit consisted of (i) one share of our common stock and (ii) one accompanying warrant.
Also during the six months ended June 30, 2025, our subsidiary, Cordoba received a $5.0 million bridge loan from JCHX which was in addition to $5.0 million which was previously received in December 2024. On June 25, 2025, JCHX paid Cordoba $20.0 million which was the third installment under the strategic arrangement signed in 2023 whereby JCHX acquired its 50% ownership of the Alacrán Project. On June 26, 2025, Cordoba repaid the $10.5 million bridge loan using the proceeds from the third installment.
Contractual Obligations
The following information updates our significant contractual obligations disclosed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K.

As of June 30, 2026, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2025, other than the May 2026 agreement to acquire the TBM for $64.7 million, payable in installments over a two-year period upon the achievement of specified contractual milestones. As of June 30, 2026, the Company had made an initial deposit of $13.8 million.
Off Balance Sheet Arrangements
As of June 30, 2026, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 15 of our consolidated financial statements for the three and six months ended June 30, 2026.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk
We have both fixed-rate and variable-rate debt.
Fixed-rate debt. Our fixed rate debt at June 30, 2026 consisted of a $35.2 million convertible bond that has a fixed interest rate of 8.0% per annum. The convertible bond is accounted for at amortized cost. Any changes in the market interest rates associated with this financial instruments would not impact our net loss, comprehensive loss or future cash flows.
Variable-rate debt. Our variable-rate debt at June 30, 2026 was $nil. However, we have an undrawn $200.0 million Bridge Facility at June 30, 2026, related to the Santa Cruz Copper Project, which if drawn will have an interest rate equal to the secured overnight financing rate plus 5.0%.

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

The carrying amounts of our Canadian dollar denominated monetary assets and liabilities at June 30, 2026 are as follows:

June 30, 2026
Canadian Dollar Balance (in 000’s USD Equivalent)
Cash	$3,679
Other receivables	281
Accounts payable and accrued liabilities	(330)
Other liabilities	(189)
$3,441

Six Months Ended June 30, 2026
Opening exchange rate (1 U.S. dollar to Canadian dollars)	1.371
Closing exchange rate (1 U.S. dollar to Canadian dollars)	1.421
Appreciation/(devaluation) of Canadian dollar	(3.7)%
As at June 30, 2026, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would have resulted in an approximate $0.3 million increase or decrease in the Company’s net income for the six months ended June 30, 2026.

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
As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Crossover XRE Tunnel Boring Machine may not be delivered as anticipated or work as expected which would delay or halt underground development of the Santa Cruz Copper Project.

The Company has entered into an agreement to acquire the TBM from Robbins to be used for decline development at the Santa Cruz Copper Project in Arizona. Delays in the delivery or assembly of the TBM and failure of the TBM to function as expected may create material delays or add material additional costs related to the construction and development of the Santa Cruz Copper Project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2026
On April 16, 2026, the Company issued 300,000 shares of common stock to an accredited investor as partial consideration for patented claims, fee simple land, and unpatented mining claims in southern Arizona in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 5. Other Information.
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Consulting Agreement dated May 20, 2026 between Cordoba Minerals Corp. and Quentin Markin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

10.2^
Agreement between Mesa Cobre Holding Corporation and Global TBM Company dba Robbins for the Purchase, Supply, Transport, Assembly, Testing, and Commissioning of a Tunnel Boring Machine and Associated Equipment dated May 28, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2026).

10.3
Amended and Restated Shareholders Agreement between Saudi Arabian Mining Company (Maaden), Ivanhoe Electric Mena Holdings LTD., Ivanhoe Electric Inc. and Maaden Ivanhoe Electric Exploration and Development Limited Company dated July 7, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2026).

10.4*^	Executive Employment Agreement dated July 22, 2026 between the Company and Alexander Neufeld.
10.5^
Executive Employment Agreement dated August 3, 2024 between Ivanhoe Electric Inc. and Michelle Lammers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2026).

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
*Filed herewith.

^ Certain appendices and exhibits have been omitted or redacted pursuant to Items 601(a)(5), 601(a)(6), and/or 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted appendix or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2026	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)