Form 10-Q
period 2026-09-30
Ivanhoe Electric Inc.
filed 2026-11-05
CIK 1879016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 5, 2026, the registrant had 159,626,671 shares of common stock, $0.0001 par value per share, outstanding.

IVANHOE ELECTRIC INC. Form 10-Q
For the Quarter Ended September 30, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in thousands of U.S. dollars)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$214,844	$173,263
Restricted cash	1,301	3,010
Accounts and other receivables, net of provision for expected credit loss	5,672	526
Prepaid expenses, deposits and other current assets	3,521	3,394
	225,338	180,193
Non-current assets:
Investments subject to significant influence	61,041	58,399
Other investments	1,233	1,221
Exploration properties	218,497	224,145
Property, plant and equipment	9,839	9,289
Other non-current assets	39,926	10,026
Total assets	$555,874	$483,273

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,874	$16,309
Convertible debt	35,898	33,738
Deferred exploration liability	1,082	2,748
Lease liabilities, current	694	1,080
	51,548	53,875
Non-current liabilities:
Deferred income taxes	—	4,751
Lease liabilities, net of current portion	2,906	1,079
Total liabilities	54,454	59,705

Commitments and contingencies (Note 18)

Equity:
Common stock, par value $0.0001; 700,000,000 shares authorized; 159.6 million shares issued and outstanding as of September 30, 2026 (December 31, 2025 - 700,000,000 authorized; 145.5 million issued and outstanding)	16	15
Additional paid-in capital	1,151,496	1,055,711
Accumulated deficit	(649,731)	(636,001)
Accumulated other comprehensive loss	(4,578)	(3,613)
Equity attributable to common stockholders	497,203	416,112
Non-controlling interests	4,217	7,456
Total equity	501,420	423,568
Total liabilities and equity	$555,874	$483,273

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Loss (Income) and Comprehensive Loss (Income) (Unaudited)
(Expressed in thousands of U.S. dollars, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$708	$545	$2,290	$2,348
Cost of sales	(325)	(266)	(1,034)	(853)
Gross profit	383	279	1,256	1,495
Operating expenses:
Exploration and evaluation expenses	20,865	14,688	65,479	44,551
General and administrative expenses	8,145	9,126	26,273	30,433
Research and development expenses	196	54	774	161
Selling and marketing expenses	—	—	—	23
Gain on divestment of Alacrán project	—	—	(124,723)	—
Gain on divestment of Pinaya project	—	—	(8,000)	—
Reversal of provision for expected credit loss	—	—	(5,000)	—
Impairment	—	—	—	2,555
Loss (income) from operations	28,823	23,589	(46,453)	76,228
Other expenses (income):
Interest expense, net	703	1,010	1,289	3,757
Foreign exchange loss (gain)	173	262	(589)	726
Share of loss (income) of equity method investees	5,359	(4,384)	13,560	2,863
Other (income) expense, net	(3,496)	1,133	(4,435)	1,149
Loss (income) before income taxes	31,562	21,610	(36,628)	84,723

Income taxes	69	—	12,213	—

Net loss (income)	31,631	21,610	(24,415)	84,723
Loss (income) attributable to non-controlling interests	817	4,089	(38,145)	12,836
Net loss attributable to common stockholders	30,814	17,521	13,730	71,887

Net loss (income)	31,631	21,610	(24,415)	84,723
Other comprehensive (income) loss, net of tax:
Foreign currency translation adjustments	(16)	83	1,423	(432)
Other comprehensive (income) loss	(16)	83	1,423	(432)
Comprehensive loss (income)	$31,615	$21,693	$(22,992)	$84,291

Comprehensive loss (income) attributable to:
Common stockholders	30,792	17,680	14,695	71,709
Non-controlling interests	823	4,013	(37,687)	12,582
	$31,615	$21,693	$(22,992)	$84,291
Net loss per share attributable to common stockholders
Basic and diluted	$0.19	$0.13	$0.09	$0.55
Weighted-average common shares outstanding
Basic and diluted	159,607,673	132,909,795	156,755,324	130,748,497

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Nine months ended September 30, 2026
Balance at January 1, 2026	145,508,012	$15	$1,055,711	$(636,001)	$(3,613)	$7,456	$423,568
Net (loss) income	—	—	—	(13,730)	—	38,145	24,415
Other comprehensive loss	—	—	—	—	(965)	(458)	(1,423)
Warrants exercised	11,644,872	1	81,513	—	—	—	81,514
Settlement of restricted share units	391,764	—	—	—	—	—	—
Settlement of deferred share units	36,412	—	—	—	—	—	—
Stock options exercised	1,745,611	—	6,060	—	—	—	6,060
Issuance of common stock, exploration property acquisition	300,000	—	4,340	—	—	—	4,340
Share-based compensation	—	—	7,896	—	—	27	7,923
Distribution to non-controlling shareholders of subsidiary, including taxes	—	—	(1,195)	—	—	(40,899)	(42,094)
Other changes in non-controlling interests	—	—	(2,829)	—	—	(54)	(2,883)
Balance at September 30, 2026	159,626,671	$16	$1,151,496	$(649,731)	$(4,578)	$4,217	$501,420

Three months ended September 30, 2026
Balance at July 1, 2026	159,590,259	$16	$1,149,320	$(618,917)	$(4,600)	$4,756	$530,575
Net loss	—	—	—	(30,814)	—	(817)	(31,631)
Other comprehensive income (loss)	—	—	—	—	22	(6)	16
Settlement of deferred share units	36,412	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Issuance of common stock, exploration property acquisition	—	—	—	—	—	—	—
Share-based compensation	—	—	2,188	—	—	—	2,188
Other changes in non-controlling interests	—	—	(12)	—	—	284	272
Balance at September 30, 2026	159,626,671	$16	$1,151,496	$(649,731)	$(4,578)	$4,217	$501,420

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Changes in Equity (Unaudited)
(Expressed in thousands of U.S. dollars, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling interests	Total
	Common Stock
	Shares	Amount
Nine months ended September 30, 2025
Balance at January 1, 2025	120,612,112	$12	$802,032	$(530,127)	$(3,276)	$11,790	$280,431
Net loss	—	—	—	(71,887)	—	(12,836)	(84,723)
Other comprehensive income	—	—	—	—	178	254	432
Issuance of common stock; public offering, net of issuance costs	11,794,872	1	53,371	—	—	—	53,372
Issuance of warrants, public offering	—	—	12,470	—	—	—	12,470
Settlement of restricted share units	150,000	—	—	—	—	—	—
Settlement of deferred share units	17,532	—	—	—	—	—	—
Stock options exercised	441,536	—	1,147	—	—	—	1,147
Warrants exercised	150,000	—	1,050	—	—	—	1,050
Share-based compensation	—	—	8,952	—	—	124	9,076
Non-controlling interests investment in subsidiary	—	—	6,129	—	—	14,034	20,163
Other changes in non-controlling interests	—	—	76	—	—	267	343
Balance at September 30, 2025	133,166,052	$13	$885,227	$(602,014)	$(3,098)	$13,633	$293,761

Three months ended September 30, 2025
Balance at July 1, 2025	132,690,768	$13	$880,756	$(584,493)	$(2,939)	$17,440	$310,777
Net loss	—	—	—	(17,521)	—	(4,089)	(21,610)
Other comprehensive (loss) income	—	—	—	—	(159)	76	(83)
Settlement of deferred share units	17,532	—	—	—	—	—	—
Stock options exercised	332,752	—	876	—	—	—	876
Warrants exercised	125,000	—	875	—	—	—	875
Share-based compensation	—	—	2,680	—	—	48	2,728
Other changes in non-controlling interests	—	—	40	—	—	158	198
Balance at September 30, 2025	133,166,052	$13	$885,227	$(602,014)	$(3,098)	$13,633	$293,761

IVANHOE ELECTRIC INC.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars)
Nine Months Ended September 30, 2026 and 2025

	2026	2025
Operating activities
Net income (loss)	$24,415	$(84,723)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,764	2,170
Share-based compensation	7,923	9,076
Unrealized foreign exchange (gain) loss	(716)	504
Interest expense	4,309	4,845
Share of loss of equity method investees	13,560	2,863
Gain on divestment of Alacrán project	(124,723)	—
Gain on divestment of Pinaya project	(8,000)	—
Reversal of provision for expected credit loss	(5,000)	—
Impairment	—	2,555
Other	(3,976)	1,281
Changes in other operating assets and liabilities:
Accounts receivable	(1,144)	779
Accounts payable and accrued liabilities	4,510	(1,640)
Deferred exploration liability	(1,666)	(215)
Other operating assets and liabilities	(1,768)	(992)
Net cash used in operating activities	(90,512)	(63,497)
Investing activities
Proceeds from divestment of Alacrán project, net of transaction costs and cash disposed	124,804	—
Proceeds from sale of a subsidiary	5,000	9,696
Proceeds from divestment of Pinaya project	1,500	—
Deposits paid for property, plant and equipment	(27,890)	—
Purchase of exploration properties	(3,619)	(731)
Purchase of property, plant and equipment	(1,412)	(1,166)
Investment in significant influence investee	(12,500)	—
Purchase of other non-current assets	(1,300)	—
Net cash provided by investing activities	84,583	7,799
Financing activities
Proceeds from exercise of warrants	81,514	—
Distribution to non-controlling shareholders of subsidiary	(40,083)	—
Proceeds from exercise of stock options	6,060	2,197
Net proceeds from public offering	—	65,842
Proceeds from related party loan	2,500	5,000
Repayment of related party loan	—	(10,505)
Debt issuance costs	(4,585)	—
Non-controlling interests investment in subsidiary	1,013	20,163
Other	—	344
Net cash provided by financing activities	46,419	83,041
Effect of foreign exchange rate changes on cash and cash equivalents	(618)	804
Increase in cash and cash equivalents and restricted cash	39,872	28,147
Cash, cash equivalents and restricted cash, beginning of the period	176,273	45,309
Cash, cash equivalents and restricted cash, end of the period	216,145	73,456
Restricted cash, end of the period	1,301	3,977
Cash and cash equivalents, end of the period	$214,844	$69,479
Supplemental cash flow information
Cash paid for income taxes	$12,195	$29
Supplemental disclosure of non-cash financing activities
Issuance of common stock	$4,340	$—

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
The Company conducts the following business activities through certain subsidiaries:
•VRB Energy Inc. (“VRB”) is establishing a United States-based grid scale vanadium redox flow battery manufacturing business. Ivanhoe Electric had an ownership interest in VRB of 90.0% as at September 30, 2026 (December 31, 2025 — 90.0%). VRB also holds a 49% interest in VRB Energy System (Beijing) Co., Ltd. (“VRB China”) which operates in the same industry in China.
•Computational Geosciences Inc. (“CGI”), provides data analytics, geophysical modeling, software licensing and artificial intelligence services for the mineral, energy (oil & gas and geothermal) and water exploration industries. Ivanhoe Electric had an ownership interest in CGI of 94.3% as at September 30, 2026 (December 31, 2025 — 94.3%).
•Cordoba Minerals Corp. (“Cordoba”) sold the Alacrán copper-gold project in northern Colombia in March 2026 (Note 13). Ivanhoe Electric had an ownership interest in Cordoba of 59.3% as at September 30, 2026 (December 31, 2025 — 60.8%).
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States. Therefore, this information should be read in conjunction with the Company's consolidated financial statements and notes contained on its Form 10-K for the year ended December 31, 2025. The information furnished herein reflects all normal recurring entries, that are in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the nine-month period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
4. Cash and cash equivalents:
Of the total cash and cash equivalents at September 30, 2026 and December 31, 2025, $22.4 million and $9.1 million, respectively, was not available for the general corporate purposes of the Company as it was held by non-wholly-owned subsidiaries.
5. Accounts and other receivables:

	September 30, 2026	December 31, 2025
Trade accounts receivable	$25	$14
Other receivables (Note a)	10,951	10,816
Provision for expected credit loss (Note a)	(5,304)	(10,304)
	$5,672	$526
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
As of September 30, 2026, other receivables also include $4.0 million from the divestment of the Pinaya project (Note 14), of which $1.5 million was received in October 2026.

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

	Equity Method			Carried at fair value
	Maaden Joint Venture	VRB China	Other	Sama	Total
Balance at December 31, 2025	$8,227	$47,156	$827	$2,189	$58,399
Investment	12,500	—	—	—	12,500
Change in fair value	—	—	—	3,978	3,978
Share of loss	(9,098)	(4,439)	(23)	—	(13,560)
Foreign currency translation	—	(265)	(11)	—	(276)
Balance at September 30, 2026	$11,629	$42,452	$793	$6,167	$61,041

7. Exploration properties:

	Santa Cruz	Tintic	Gleeson	Other	Alacrán	Total
Balance at December 31, 2025	$177,523	$30,703	$135	$2,177	$13,607	$224,145
Acquisition costs	—	210	7,749	—	—	7,959
Divestment (Note 13)	—	—	—	—	(13,607)	(13,607)
Balance at September 30, 2026	$177,523	$30,913	$7,884	$2,177	$—	$218,497
8. Other non-current assets:

	September 30, 2026	December 31, 2025
Deposits (Note a)	$32,264	$4,373
Other	7,662	5,653
	$39,926	$10,026
(a) Deposits are amounts paid in advance for capital asset acquisitions that have not yet been received or placed in service.
In May 2026, the Company entered into an agreement to acquire a tunnel boring machine ("TBM") and material handling system for mine access development at the Santa Cruz Copper Project. The total purchase price is $64.7 million, payable in installments over a two-year period upon the achievement of specified contractual milestones. As of September 30, 2026, the Company had made deposit payments totaling $19.0 million.
As of September 30, 2026, the Company has also made deposit payments totaling $9.8 million relating to upgrading the electrical power at the Santa Cruz Copper Project.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
9. Convertible debt:

VRB Convertible Bond
Balance at December 31, 2025	$33,738
Interest expense	2,160
Balance at September 30, 2026	$35,898
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
(b) Stock-based compensation:
Stock-based payment compensation was allocated to operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$1,991	$2,516	$6,548	$7,712
Exploration and evaluation expenses	197	212	1,375	1,364
	$2,188	$2,728	$7,923	$9,076
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
11. Revenue:
The Company recognized revenue from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue type	2026	2025	2026	2025
Data processing services	$708	$545	$2,290	$2,348
Total	$708	$545	$2,290	$2,348
12. Exploration and evaluation expenses:

	Three months ended September 30,		Nine Months Ended September 30,
Project	2026	2025	2026	2025
Santa Cruz, USA	$11,038	$4,439	$31,075	$16,368
Gleeson, USA	4,685	219	11,300	495
Hog Heaven, USA	267	441	4,631	1,709
Alacrán, Colombia	—	5,564	3,334	13,255
Ivory Coast Project, Ivory Coast	587	469	1,680	1,125
Chile Exploration Collaboration, Chile	905	—	1,569	—
Tintic, USA	333	634	760	1,819
Project generation and other	3,050	2,922	11,130	9,780
Total	$20,865	$14,688	$65,479	$44,551
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
The following table summarizes transactions between the Company and significant related parties.

	Balance outstanding as at		Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Total Expenses
Global Mining (Note a)	$—	$649	$—	$316	$—	$1,534
Ivanhoe Capital Aviation (Note b)	—	—	—	250	—	750
High Water Holding Company (Note b)	—	250	250	—	750	—
I-Pulse (Note c)	—	—	673	—	2,675	—
JCHX Mining Management Co., Ltd (Note e)	—	1,500	—	—	—	—
Total	$—	$2,399	$923	$566	$3,425	$2,284
Revenue and accounts receivable
Maaden Joint Venture (Note d)	$200	$—	$570	$430	$1,742	$1,590
Advances
Global Mining (Note a)	283	422	—	—	—	—
Maaden Joint Venture (Note d)	730	141	—	—	—	—
Deposit
I-Pulse (Note c)	$1,573	$1,573	$—	$—	$—	$—

	Transactions for the three months ended September 30,		Transactions for the nine months ended September 30,
	2026	2025	2026	2025
Expense classification
Exploration and evaluation expenses	$673	$—	$2,675	$355
General and administrative expenses	250	566	750	1,929
	$923	$566	$3,425	$2,284
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
(c)The Company's Executive Chairman is the Chief Executive Officer and a principal owner of I-Pulse. On October 24, 2022, the Company entered into an agreement with I-Pulse, to purchase six Typhoon™ transmitters. The total purchase price for the six Typhoon™ transmitters is $12.4 million. In October 2022, the Company made deposit payments totaling $7.1 million. The remaining payments will be made as each Typhoon™ transmitter system is delivered. As at September 30, 2026, the Company has received four of the

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Typhoon™ transmitters that are deliverable under the agreement. I-Pulse also provides the Company with technical support and maintenance for its Typhoon™ transmitters.
(d)The Company's majority owned subsidiary, CGI, provides geophysical data processing services to the Maaden Joint Venture.
As at September 30, 2026, the Maaden Joint Venture owes the Company $0.7 million for costs that the Company incurred on behalf of the Maaden Joint Venture related to exploration work in Saudi Arabia.
(e)JCHX held 18.2% of Cordoba’s issued and outstanding common stock as at September 30, 2026 (December 31, 2025 - 19.2%). In February 2026, JCHX provided bridge loans to CMH Colombia S.A.S (“CMH”), a subsidiary of Cordoba, totaling $2.5 million. The loan was derecognized upon the Alacrán divestment (Note 13).
16. Fair value measurement:
The following table provides the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the consolidated balance sheets:

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Investments subject to significant influence	$6,167	$—	$—	$2,189	$—	$—
Other investments	966	267	—	954	267	—
Total financial assets	$7,133	$267	$—	$3,143	$267	$—
Financial liabilities:
Total financial liabilities	$—	$—	$—	$—	$—	$—
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

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)
Segment information for the periods presented is as follows:

	As at and for the three months ended September 30, 2026
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$708	$—	$708

Exploration and evaluation expenses	11,038	9,827	—	—	20,865
General and administrative expenses	—	7,222	186	737	8,145
Other segment items[1]	—	—	375	146	521
Total segment operating expenses	11,038	17,049	561	883	29,531

Loss (income) from operations	11,038	17,049	(147)	883	28,823

Depreciation and amortization	47	576	12	62	697
Segment assets	214,557	284,908	2,882	53,527	555,874
Expenditures for segment assets	5,173	2,690	—	227	8,090
Investments subject to significant influence	—	17,796	793	42,452	61,041
	As at and for the nine months ended September 30, 2026
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue	$—	$—	$2,290	$—	$2,290

Exploration and evaluation expenses	31,075	34,404	—	—	65,479
General and administrative expenses	—	23,829	608	1,836	26,273
Other segment items[1]	—	(132,722)	1,484	(4,677)	(135,915)
Total segment operating expenses	31,075	(74,489)	2,092	(2,841)	(44,163)

Loss (income) from operations	31,075	(74,489)	(198)	(2,841)	(46,453)

Depreciation and amortization	121	1,546	35	62	1,764
Segment assets	214,557	284,908	2,882	53,527	555,874
Expenditures for segment assets	26,164	5,828	—	929	32,921
Investments subject to significant influence	—	17,796	793	42,452	61,041
1The composition of ‘Other segment items’ varies by segment. For the nine months ended September 30, 2026 it consists primarily of gains from the divestment of the Alacrán and Pinaya projects in critical metals, cost of sales in data processing and provision for expected credit loss in energy storage. For the three months ended September 30, 2026 it consists primarily of cost of sales in data processing.

IVANHOE ELECTRIC INC.
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited - Tabular amounts expressed in thousands of U.S. dollars, unless otherwise indicated)

	As at and for the three months ended September 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue from external customers	$—	$—	$545	$—	$545
Intersegment revenues	—	—	11	—	11
Elimination of intersegment revenue	—	—	(11)	—	(11)
Revenue	—	—	545	—	545

Exploration and evaluation expenses	4,439	10,249	—	—	14,688
General and administrative expenses	—	8,571	123	432	9,126
Other segment items[1]	—	—	321	(1)	320
Total segment operating expenses	4,439	18,820	444	431	24,134

Loss (income) from operations	4,439	18,820	(101)	431	23,589

Depreciation and amortization	56	739	13	—	808
Segment assets	179,126	140,457	2,598	63,970	386,151
Expenditures for segment assets	—	—	—	—	—
Investments subject to significant influence	—	12,822	883	47,192	60,897
	As at and for the nine months ended September 30, 2025
	Santa Cruz Copper Project	Critical Metals	Data Processing	Energy Storage	Total
Revenue from external customers	$—	$—	$2,348	$—	$2,348
Intersegment revenues	—	—	21	—	21
Elimination of intersegment revenue	—	—	(21)	—	(21)
Revenue	—	—	2,348	—	2,348

Exploration and evaluation expenses	16,368	28,183	—	—	44,551
General and administrative expenses	—	27,714	458	2,261	30,433
Other segment items[1]	—	2,555	1,014	23	3,592
Total segment operating expenses	16,368	58,452	1,472	2,284	78,576

Loss (income) from operations	16,368	58,452	(876)	2,284	76,228

Depreciation and amortization	132	2,001	37	—	2,170
Segment assets	179,126	140,457	2,598	63,970	386,151
Expenditures for segment assets	731	1,166	—	—	1,897
Investments subject to significant influence	—	12,822	883	47,192	60,897
1The composition of ‘Other segment items’ varies by segment. For the nine months ended September 30, 2025 it consists primarily of impairment charges in critical metals and cost of sales in data processing. For the three months ended September 30, 2025 it consists primarily of cost of sales in data processing
18. Commitments and contingencies:
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, our financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Those statements include, but are not limited to, statements with respect to: estimated calculations of mineral reserves and resources at our properties including changes in those estimated calculations, anticipated results and timing of exploration activities, timing of studies for advancing or developing our properties, plans and objectives, industry trends, our requirements for additional capital, treatment under applicable government regimes for permitting or attaining approvals, government regulation, environmental risks, title disputes or claims, synergies of potential future acquisitions, the projected, forecast or anticipated economic parameters of our mineral projects (including capital cost, operating cost, net present value, internal rate of return and other parameters), and our anticipated uses of the net proceeds from offerings of our securities or other fundraising activities. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include projections of our future financial performance, the development of our mineral properties, our anticipated growth strategies and anticipated trends in our industry. All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include the following: we will require substantial capital investment in the future and we may be unable to raise additional capital on favorable terms or at all; our mineral projects are at the exploration or development stage and are subject to the significant risks and uncertainties associated with mineral exploration and development; our Santa Cruz Copper Project is subject to significant risks associated with mine construction and commissioning, including possible delays, cost overruns, and unanticipated technical problems in addition to the need to obtain all required permits and necessary funding; the Preliminary Feasibility Study (the "2026 Study") for our Santa Cruz Copper Project includes estimates and assumptions to project potential economic viability and actual economic outcomes may vary greatly from those set forth in the 2026 Study; we have a limited operating history on which to base an evaluation of our business and prospects; we depend solely on our material project for our future operations; our mineral resource and reserve calculations and economic projections relating to our properties are only estimates; actual capital costs, operating costs, production and economic returns at any future mine may differ significantly from those we have anticipated; the title to some of the mineral properties may be uncertain or defective; our business is subject to changes in the prices of copper, gold, silver, nickel, cobalt, vanadium and platinum group metals; we have had claims and legal proceedings against one of our subsidiary's subsidiaries; our business is subject to significant risk and hazards associated with future mining operations; we may fail to identify attractive acquisition candidates or joint ventures with strategic partners or be unable to successfully integrate acquired mineral properties; we may fail to successfully manage joint ventures and are reliant on our joint venture partners to comply with their obligations; our business is extensively regulated by the United States and foreign governments as well as local governments; we and the VRB China Joint Venture may not receive the anticipated payments from Red Sun in connection with the VRB China Joint Venture transaction in full or in a timely manner; the requirements that we obtain, maintain and renew environmental, construction and mining permits are often a costly and time-consuming process; our non-U.S. operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations; we may be adversely affected by current or future military conflicts in the Middle East, Ukraine/Russia or other jurisdictions; our activities may be hindered, delayed or have to cease as a result of climate change effects, including increased and excessive heating and the potential for forest fires at many of our properties; our operations may be impacted by public health emergencies, pandemics, epidemics, or similar events, including impacts to the availability of our workforce, government orders that may require temporary suspension of operations, and the global economy; we may be adversely affected by tariff and trade actions; and delays in the delivery or assembly of the TBM and failure of the TBM to function as expected may create material delays or add material additional costs related to the construction and development of the Santa Cruz Copper Project.
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
These factors should not be construed as exhaustive and should be read in conjunction with the risks described under the heading “Risk Factors” in our 2025 Form 10-K, as updated from time to time by subsequent filings. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in the 2025 Form 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
Business Overview
We are a United States-based, technology-driven minerals exploration and development company with a focus on copper and other critical metals vital to electric transmission and generation, manufacturing, infrastructure development, technology, and national security. Our wholly owned assets are located in the United States. We operate exploration joint ventures and alliances in Saudi Arabia, Chile and the United States. We use our powerful Typhoon™ geophysical surveying system, together with advanced data analytics provided by our 94.3%-owned subsidiary, Computational Geosciences Inc. (“CGI”), to accelerate and de-risk the mineral exploration process in the search for new deposits of critical metals that may otherwise be undetectable by traditional exploration technologies. We believe the United States is significantly underexplored and has the potential to yield major new discoveries of critical metals.
Through the advancement of our portfolio of critical metals exploration and development projects, headlined by the Santa Cruz Copper Project in Arizona, we intend to contribute to domestic supply by developing resources that support industrial and strategic sectors. We also operate a 50/50 joint venture with Saudi Arabian Mining Company ("Maaden") to explore for minerals on ~50,000 km2 of underexplored Arabian Shield in Saudi Arabia. In 2024, we established an exploration alliance with BHP Mineral Resources Inc. (“BHP”), a subsidiary of BHP Group Limited, to search for critical minerals in the United States. Finally, in 2026, we established a Typhoon™ driven exploration collaboration with Sociedad Química y Minera de Chile (“SQM”), to explore for copper in northern Chile.
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
2026 Preliminary Feasibility Study
On September 23, 2026, we announced the completion of the 2026 Preliminary Feasibility Study (the "2026 Study") for our 100%-owned Santa Cruz Copper Project in Arizona.
Situated entirely on private land in Arizona, the Santa Cruz Copper Project is poised to become a major domestic producer of 99.99% pure refined copper cathode. The highly engineered 2026 Study incorporates The Robbins Company’s

Crossover Tunnel Boring Machine (“TBM”), manufactured in Solon, Ohio, for mine access. The 2026 Study confirms the strong economics of a modern, high-grade underground copper mining operation and heap leach processing facility supported by advanced technologies.
The 2026 Study also reflects the continued advancement of detailed design and engineering, and updated cost estimates based on current market conditions.
The findings of the 2026 Study include that the Santa Cruz Copper Project is projected to produce 1.4 million tonnes of copper cathode over a 24-year mine life. With a base case copper price of $4.75/lb, the Santa Cruz Copper Project has an after-tax Net Present Value of $1.5 billion at an 8% discount rate and an Internal Rate of Return of 19%. The initial project capital is estimated at $1.4 billion.
Project Financing
On August 24, 2026, we announced that Ivanhoe Electric received a Preliminary Project Letter (“PPL”) from the Export-Import Bank of the United States (“US EXIM”) for potential debt financing of up to $1.1 billion to support development of our Santa Cruz Copper Project. The PPL is an increase from US EXIM’s original $825 million of potential funding support stated in its April 2025 Letter of Interest. The PPL marks the completion of US EXIM’s preliminary due diligence on the Santa Cruz Copper Project and is a key step in US EXIM’s financing process.
The PPL does not constitute a financing commitment, and any financing remains subject to completion of EXIM Bank’s review and approval process. The Company is anticipating final US EXIM Board consideration during the spring of 2027.
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
On September 1, 2026, Michelle Lammers joined the Company as Chief Operating Officer.

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
Exploration and Evaluation Expenses
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
Exploration and evaluation expenses include topographical, geological, geochemical and geophysical studies, exploratory drilling, trenching, sampling and activities in relation to identifying a mineral resource and then evaluating the technical feasibility and commercial viability of extracting the mineral resource, as well as value-added taxes in relation to these direct exploration and evaluation costs incurred in foreign jurisdictions where recoverability of those taxes is uncertain. Exploration and evaluation expenses also include salaries, benefits and non-cash stock-based compensation expenses of the employees performing these activities.
Exploration and evaluation expenses also include payments under earn-in and option agreements where the option right is with respect to ownership interests in legal entities owning the underlying mineral project in the exploration project phase. Through our earn-in and option agreements, we have the right (and in some cases, the obligation) to fund and conduct exploration on the underlying mineral project prior to determining whether to acquire a minority or majority ownership interest through further funding the costs of such exploration and, in some cases, through direct payments to the owners of the project. In the event we cease making expenditures on an exploration mineral project or fail to incur the agreed level of exploration and evaluation expenditures, we will not obtain an ownership right beyond any that may have been acquired as of the date of termination.
Included in exploration and evaluation expenses are early stage projects and exploration costs that we incur in relation to generating new projects that may or may not proceed to earn-in agreements depending on our evaluation. These are categorized as “Project generation and other”.
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock-based compensation expense, professional and consultant fees, insurance and other general administration costs.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, we recorded a net loss attributable to common stockholders of $30.8 million ($0.19 per share), compared to $17.5 million ($0.13 per share) for the three months ended September 30, 2025, which was an increase of $13.3 million. Significant contributors to this change for the three months ended September 30, 2026 included an increase of $6.2 million in exploration and evaluation expenditures and an increase of $9.7 million in share of loss of equity method investees. These increases were offset by a decrease of $1.0 million in general and administrative expenses and a $4.0 million gain on revaluation of an investment subject to significant influence that is carried at fair value.
Exploration and evaluation expenses were $20.9 million for the three months ended September 30, 2026, an increase of $6.2 million from $14.7 million for the three months ended September 30, 2025. Exploration and evaluation expenses consisted of the following:

	Three months ended September 30,
(In thousands)	2026	2025
Exploration and Evaluation Expenses:
Santa Cruz, USA	$11,038	$4,439
Gleeson, USA	4,685	219
Hog Heaven, USA	267	441
Alacrán, Colombia	—	5,564
Ivory Coast Project, Ivory Coast	587	469
Chile Exploration Collaboration, Chile	905	—
Tintic, USA	333	634
Project generation and other	3,050	2,922
Total	$20,865	$14,688
•During the three months ended September 30, 2026, exploration and evaluation expenditures largely focused on activities at the Santa Cruz Copper Project where $11.0 million of expenditure was incurred in the three months ended September 30, 2026, compared to $4.4 million incurred in the three months ended September 30, 2025. Activities during the three months ended September 30, 2026 at the Santa Cruz Copper Project focused on permitting, updating the Preliminary Feasibility Study for our Santa Cruz Project that was released on June 23, 2025 (the "2025 PFS") to incorporate the engineering details of the TBM and material handling system, conducting optimization studies, and performing geotechnical drilling to support detailed engineering design in the new 2026 Study. The 2026 Study was released on September 23, 2026. The exploration and evaluation expenditures incurred in the three months ended September 30, 2025 were focused on conducting optimization studies and detailed engineering;
•The Gleeson Project in Arizona where $4.7 million of expenditure was incurred in the three months ended September 30, 2026 compared to $0.2 million incurred in the three months ended September 30, 2025. We commenced drilling in November 2025. Activities during the three months ended September 30, 2026, were focused on testing copper-gold porphyry and polymetallic skarn and carbonate-replacement targets. Also, additional land purchases and leases have been executed; and
•Project generation and other includes exploration and evaluation expenses for early stage projects and exploration costs that we incur in relation to generating new projects that may or may not proceed to earn-in agreements depending on our evaluation.
General and administrative expenses were $8.1 million for the three months ended September 30, 2026, a decrease of $1.0 million from $9.1 million for the three months ended September 30, 2025. The main contributor to the decrease was a $0.5 million decrease in general and administrative expenses incurred at Cordoba which were $0.6 million for the three months ended September 30, 2026 compared to $1.1 million for the three months ended September 30, 2025. This decrease was due to activities and personnel at Cordoba reducing since the sale of the Alacrán Project on March 5, 2026. In addition, stock-based compensation expense decreased $0.5 million, from $2.5 million for the three months ended September 30, 2025 to $2.0 million for the three months ended September 30, 2026. The decrease was primarily attributable to the change in the mix of long-term incentive compensation following the transition from stock options to performance share units ("PSU's") in 2025, which have different vesting schedules.

Share of loss of equity method investees was $5.4 million for the three months ended September 30, 2026, a change of $9.7 million from a $4.4 million share of income of equity method investees for the three months ended September 30, 2025. The share of loss of equity method investees of $5.4 million for the three months ended September 30, 2026 consisted of a $3.9 million share of the loss from the Maaden Joint Venture and a $1.5 million share of loss from the VRB China Joint Venture.
CGI’s software licensing and data processing services to the mining and energy industries represented 100% of our revenue for the three months ended September 30, 2026 ($0.7 million) and 100% for the three months ended September 30, 2025 ($0.5 million). VRB did not generate revenue during these periods. CGI’s revenue for the three months ended September 30, 2026 was $0.7 million, an increase of $0.2 million from $0.5 million for the three months ended September 30, 2025. The increase in CGI’s revenue was a result of more data processing services being performed.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026 we recorded a net loss attributable to common stockholders of $13.7 million ($0.09 per share), compared to a net loss of $71.9 million ($0.55 per share) for the nine months ended September 30, 2025, which was a change of $58.2 million. The most significant contributor to this change for the nine months ended September 30, 2026 was the gain of $124.7 million being realized on Cordoba's sale of the Alacrán Copper Project in Colombia in March 2026. Also contributing to the change for nine months ended September 30, 2026, was an $8.0 million gain recorded on the divestment of the Pinaya Project, a $5.0 million credit loss provision reversal related to the 2024 sale of VRB China and a decrease of $4.2 million in general and administrative expenses. Offsetting these was an increase of $20.9 million in exploration and evaluation expenditures.
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
Exploration and evaluation expenses were $65.5 million for the nine months ended September 30, 2026, an increase of $20.9 million from $44.6 million for the nine months ended September 30, 2025. Exploration and evaluation expenses consisted of the following:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Exploration and Evaluation Expenses:
Santa Cruz, USA	$31,075	$16,368
Gleeson, USA	11,300	495
Hog Heaven, USA	4,631	1,709
Alacrán, Colombia	3,334	13,255
Ivory Coast Project, Ivory Coast	1,680	1,125
Chile Exploration Collaboration, Chile	1,569	—
Tintic, USA	760	1,819
Project generation and other	11,130	9,780
Total	$65,479	$44,551
During the nine months ended September 30, 2026, exploration and evaluation expenditures largely focused on activities at:
•The Santa Cruz Copper Project where $31.1 million of expenditure was incurred in the nine months ended September 30, 2026 compared to $16.4 million incurred in the nine months ended September 30, 2025. Activities during the nine months ended September 30, 2026 at the Santa Cruz Copper Project focused on permitting, updating the 2025 PFS to incorporate the engineering details of the TBM and material handling system, conducting optimization studies, and performing geotechnical drilling to support detailed engineering design in the new 2026 Study. The updated 2026 Study was released on September 23, 2026. The exploration and evaluation expenditures incurred in the nine months ended September 30, 2025 were focused on the technical engineering studies required to support the 2025 PFS and conducting optimization studies and detailed engineering;
•The Gleeson Project in Arizona where $11.3 million of expenditure was incurred in the nine months ended September 30, 2026 compared to $0.5 million incurred in the nine months ended September 30, 2025. We commenced drilling in November 2025. Activities during the nine months ended September 30, 2026 were focused on testing copper-gold porphyry and polymetallic skarn and carbonate-replacement targets. Also, additional land purchases and leases have been executed;
•The Hog Heaven Project where $4.6 million of expenditure was incurred in the nine months ended September 30, 2026 compared to $1.7 million incurred in the nine months ended September 30, 2025. Activities during the nine months ended September 30, 2026 were focused on testing high-sulfidation epithermal mineralization following up on previous exploration success from 2025. Drilling was completed on April 23, 2026;
•The Alacrán Project where $3.3 million of expenditure was incurred by Cordoba in 2026 prior to its sale on March 5, 2026. These pre-sale activities in 2026 were focused on detailed engineering design of the Alacrán mine and consultation associated with the Environmental Impact Assessment process; and
•Project generation and other includes exploration and evaluation expenses for early stage projects and exploration costs that we incur in relation to generating new projects that may or may not proceed to earn-in agreements depending on our evaluation.
General and administrative expenses were $26.3 million for the nine months ended September 30, 2026, a decrease of $4.2 million from $30.4 million for the nine months ended September 30, 2025. The main contributor to the decrease was a $2.5 million decrease in general and administrative expenses incurred at Cordoba which were $1.8 million for the nine months ended September 30, 2026 compared to $4.4 million for the nine months ended September 30, 2025. This decrease was due to activities and personnel at Cordoba reducing since the sale of the Alacrán Project on March 5, 2026. Also, contributing to the decrease was a $0.8 million decrease in directors and officers' insurance expenses from $2.3 million for the nine months ended September 30, 2025 compared to $1.4 million for nine months ended September 30, 2026 due to a decrease in premiums. In addition, stock-based compensation expense decreased by $1.2 million, from $7.7 million for the nine months ended September 30, 2025 to $6.5 million for the nine months ended September 30, 2026. The decrease was primarily attributable to the change in the mix of long-term incentive compensation following the transition from stock options to PSU’s in 2025, which have different vesting schedules.
During the nine months ended September 30, 2026 we recorded an $8.0 million gain on the divestment of the Pinaya Gold-Copper Project as a result of the April 27, 2026 sale of the project to Panam Copper. At the time of the transaction the net assets of the disposal group were $nil. We recognized a gain on the divestment of $8.0 million based on the fair value of consideration received.
CGI’s software licensing and data processing services to the mining and energy industries represented 100% of our revenue for the nine months ended September 30, 2026 ($2.3 million) and 100% for the nine months ended September 30, 2025 ($2.3 million). VRB did not generate revenue during these periods. CGI’s revenue for the nine months ended September 30, 2026 was $2.3 million, which was consistent with the $2.3 million recognized for the nine months ended September 30, 2025.
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
•PSU's that vest on December 31, 2028, with the number of units to vest determined by our share price performance against constituents from a Base Metals Index. The number of units to vest ranges between zero times to two times the target number of PSU's. The total target number of PSU's is 405,360. The total fair value of the grant was $7.1 million.

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
We have funded our operations primarily through the sale of our equity securities and divestitures of non-core assets.
At September 30, 2026, we had cash and cash equivalents of $214.8 million and a working capital balance of $173.8 million. Of the total cash and cash equivalents at September 30, 2026, $22.4 million was not available for the general corporate purposes of the Company as these amounts were held by non-wholly-owned subsidiaries.
In December 2025, we closed a $200.0 million senior secured multi-draw Bridge Facility from a syndicate of three international financial institutions (the "Bridge Facility"). The Bridge Facility will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility is currently undrawn.
As at November 5, 2026, we believe that we have sufficient liquidity to carry out our business plans for at least the next 12 months, after which we expect to need additional financing to further advance our projects and conduct our business. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business and development decisions. Accordingly, we may require additional cash resources earlier than we currently expect or we may need to curtail currently planned activities.
On August 24, 2026, we announced that Ivanhoe Electric received a PPL from US EXIM for potential debt financing of up to $1.1 billion to support development of our Santa Cruz Copper Project. The PPL is an increase from US EXIM’s original $825 million of potential funding support stated in its April 2025 Letter of Interest. The PPL marks the completion of US EXIM’s preliminary due diligence on the Santa Cruz Copper Project and is a key step in US EXIM’s financing process.
EXIM Bank is the official export credit agency of the United States. It is a government agency that offers financial support to companies through means such as direct loans and loan guarantees, working capital guarantees, and export credit insurance.
The PPL does not constitute a financing commitment, and any financing remains subject to completion of EXIM Bank’s review and approval process. The Company is anticipating final US EXIM Board consideration during the spring of 2027.
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

Consolidated Cash Balances as of September 30, 2026
The table below discloses the amounts of cash disaggregated by currency denomination as of September 30, 2026 in each jurisdiction that our affiliated entities are domiciled.

	Currency by Denomination (in USD Equivalents)
	US dollars	Canadian dollars	Other	Total
(In thousands)
Jurisdiction of Entity:
USA	$186,906	$1,335	$—	$188,241
Canada	17,451	1,664	—	19,115
Cayman Islands	5,791	304	—	6,095
Other	1,323	—	70	1,393
Total	$211,471	$3,303	$70	$214,844
Refer to Note 18 of our consolidated financial statements in our 2025 Form 10-K which outlines other restrictions on transfers of net assets from our consolidated subsidiaries to the Company.

Convertible Bond — VRB Energy
On July 8, 2021, VRB Energy issued a convertible bond for gross proceeds of $24.0 million. As amended in July 2026, the bond has a five-and-a-half-year term and interest accrues at a rate of 8% per annum. Prior to the maturity date, the convertible bond will be automatically converted into equity of VRB Energy upon an equity financing or sale event, at a price per share equal to the lower of (A) the transaction price of the equity financing or sale event, and (B) the valuation cap price of $158.0 million divided by the total shares outstanding at the time of the event. If no equity financing or sale event occurs or other agreed restructuring of the convertible bond with its holder occurs, VRB Energy must repay the outstanding principal and interest on maturity in December 2026.
On July 1, 2026, VRB Energy and the bond holder entered into an agreement whereby the parties mutually agreed to extend the maturity date of the convertible bond to December 31, 2026. All other terms and conditions remained the same.
At September 30, 2026, the balance of principal and interest on the bond was $35.9 million and it is classified as a current liability on the balance sheet.
Bridge Facility - Mesa Cobre
On December 12, 2025, Mesa Cobre, closed a senior secured multi-draw Bridge Facility which will support the development of the Santa Cruz Copper Project by providing enhanced liquidity for early construction activities and working capital requirements. The Bridge Facility has a two-year maturity term, with a single repayment at maturity. It will bear interest at our election, either at (i) the forward-looking term rate based on the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York plus a margin of 5.0%, increasing by 0.5% on each of the 6th, 12th, and 18th month following the closing date, or (ii) the alternate base rate as defined in the Bridge Facility agreements. At September 30, 2026, the Bridge Facility was undrawn.
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

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(90,512)	$(63,497)
Investing activities	84,583	7,799
Financing activities	46,419	83,041
Effect of foreign exchange on cash	(618)	804
Total change in cash	$39,872	$28,147
Operating activities.
Net cash used in operating activities for all periods presented largely was spent on our exploration and evaluation expenses and our general and administrative costs. We do not generate adequate cash from operations to cover our operating expenses and therefore rely on our financing activities to provide the cash resources to fund our operating and investing activities.
The net cash used in operating activities during the nine months ended September 30, 2026 of $90.5 million primarily was the result of $64.1 million of cash exploration and evaluation expenditures, $19.7 million of cash general and administrative costs and $12.2 million of income taxes paid by Cordoba in relation to sale of the Alacrán Project.
The net cash used in operating activities during the nine months ended September 30, 2025 of $63.5 million primarily was the result of $43.2 million of cash exploration and evaluation expenditures and $22.7 million of cash general and administrative costs.
Investing activities.
Net cash received from investing activities for the nine months ended September 30, 2026 of $84.6 million was predominately due to $124.8 million received by Cordoba from the sale of its Alacrán Project. In addition, we received $5.0 million in proceeds from the 2024 sale of VRB China and $1.5 million in initial consideration from the sale of the Pinaya Gold-Copper Project. Offsetting these cash receipts were cash expenditures of $27.9 million on deposits made by the Santa Cruz Copper Project related to infrastructure and equipment, $12.5 million invested into the Maaden Joint Venture, $3.6 million of exploration property purchases at Gleeson and Tintic, $1.4 million of property, plant and equipment purchases and other asset purchases totaling $1.3 million.
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
Financing activities.
The net cash provided by financing activities during the nine months ended September 30, 2026 of $46.4 million included proceeds of $81.5 million received from the January and February 2026 exercise of approximately 11.6 million Warrants to purchase one share of our common stock at a price of $7.00 per share. In addition, we received $6.1 million from the exercise of stock options during the nine months ended September 30, 2026. Also, during the nine months ended September 30, 2026, Cordoba distributed $40.1 million to its non-controlling shareholders.
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
As of September 30, 2026, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2025, other than the May 2026 agreement to acquire the TBM for $64.7 million, payable in installments over a two-year period upon the achievement of specified contractual milestones. As of September 30, 2026, the Company had made an initial deposit of $19.0 million.
Off Balance Sheet Arrangements
As of September 30, 2026, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or liquidity.
Related Party Transactions
See Note 15 of our consolidated financial statements for the three and nine months ended September 30, 2026.
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
We recognize the effect of uncertain income tax positions if those positions are more likely than not of being sustained. The amount recognized is subject to estimates and our judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We had no uncertain tax positions as of September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk
We have both fixed-rate and variable-rate debt.
Fixed-rate debt. Our fixed rate debt at September 30, 2026 consisted of a $35.9 million convertible bond that has a fixed interest rate of 8.0% per annum. The convertible bond is accounted for at amortized cost. Any changes in the market interest rates associated with this financial instruments would not impact our net loss, comprehensive loss or future cash flows.
Variable-rate debt. Our variable-rate debt at September 30, 2026 was $nil. However, we have an undrawn $200.0 million Bridge Facility at September 30, 2026, related to the Santa Cruz Copper Project, which if drawn will have an interest rate equal to the secured overnight financing rate plus 5.0%.

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

The carrying amounts of our Canadian dollar denominated monetary assets and liabilities at September 30, 2026 are as follows:

September 30, 2026
Canadian Dollar Balance (in 000’s USD Equivalent)
Cash	$3,303
Other receivables	242
Accounts payable and accrued liabilities	(1,594)
Other liabilities	(161)
$1,789

Nine Months Ended September 30, 2026
Opening exchange rate (1 U.S. dollar to Canadian dollars)	1.371
Closing exchange rate (1 U.S. dollar to Canadian dollars)	1.399
Appreciation/(devaluation) of Canadian dollar	(2.1)%
As at September 30, 2026, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would have resulted in an approximate $0.2 million increase or decrease in the Company’s net income for the nine months ended September 30, 2026.

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
As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may be adversely affected by current or future military conflicts in the Middle East, Ukraine/Russia or other jurisdictions
We operate a joint venture in Saudi Arabia. Saudi Arabia has been impacted by the military action occurring in the region between the United States, Israel and Iran, and certain attacks on Saudi Arabia’s airports and other infrastructure facilities have occurred. Such military action, and the responses to it, may result in our having to halt, suspend or cease exploration activities and other operations in Saudi Arabia in whole or in part, owing to the potential risks to our personnel and assets. Activities closer to the border with Yemen in southern Saudi Arabia are at greater risk of being halted, suspended or terminated given their proximity to hostilities in Yemen. The occurrence of any of these events may have an adverse effect on our business. In addition, constraints on shipping routes such as through the Strait of Hormuz and the Bab el-Mandeb Strait may limit our ability to sea transport into Saudi Arabia the supplies and equipment necessary to continue mineral exploration activities. Such hostilities have also restricted air travel to airports in Saudi Arabia frequented by our personnel and contractors, which has delayed the ability of our personnel and contractors to enter and exit Saudi Arabia. As well, should an employee or contractor leave the joint venture, or should we seek to expand mineral exploration activities in Saudi Arabia, we may be unable to find the necessary qualified personnel who are willing to travel to Saudi Arabia during such military action.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2026
There were no unregistered sales of equity securities during the three months ended September 30, 2026.

Item 5. Other Information.
During the three months ended September 30, 2026, each of the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan that is intended to satisfy the affirmative defense provided by Rule 10b5-1(c): Glen Kuntz, our Chief Technical Officer, on August 14, 2026; Cassandra Joseph, our General Counsel and Corporate Secretary, on August 13, 2026; and Stephani Terhorst, our Vice President, Human Resources, on August 13, 2026. In each case:
•The plan is intended to provide for an eligible sell-to-cover transaction within the meaning of Rule 10b5-1;
•In the event that any tax withholding obligations arise exclusively from the vesting and settlement of any restricted share units (“RSUs”) or performance-based RSUs (“PSUs”) that the individual holds (except those which by their terms require the Company to withhold shares for tax withholding obligations), after the date that is 120 days after the date of the plan and before June 30, 2027, the applicable broker is instructed to sell the number of shares of common stock of the Company that is necessary to satisfy the tax withholding obligations on the principal U.S. trading market for the shares as promptly as practicable (and within two business days) following the issuance of the shares, while maintaining an orderly market, and to deliver to the Company the net proceeds of sale therefrom in satisfaction of such tax withholding obligations; and
•The plan terminates on the later of June 30, 2027 and the date on which the foregoing transactions have been completed.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Amended and Restated Shareholders Agreement between Saudi Arabian Mining Company (Maaden), Ivanhoe Electric Mena Holdings LTD., Ivanhoe Electric Inc. and Maaden Ivanhoe Electric Exploration and Development Limited Company dated July 7, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2026).

10.2^
Executive Employment Agreement dated July 22, 2026 between the Company and Alexander Neufeld (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2026).

10.3^
Executive Employment Agreement dated August 3, 2026 between Ivanhoe Electric Inc. and Michelle Lammers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2026).

10.4*^	Third Amended and Restated Executive Employment Agreement dated October 19, 2026 between the Company and Glen Kuntz.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Date: November 5, 2026	By:	/s/ Taylor Melvin
Taylor Melvin
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Jordan Neeser
Jordan Neeser
Chief Financial Officer
(Principal Financial Officer)